Form 10-K405
AMERICAN FINANCIAL ENTERPRISES INC /CT/
filed 1995-03-31
CIK 319157

SECURITIES AND
          EXCHANGE
                    COMMISSION
                                                             Washington,
          D.C.  20549

                                                                    FORM
          10-K


                                               Annual Report Pursuant to
          Section 13
                    or 15(d) of
                              the
                                                         Securities
          Exchange Act of
                    1934

                                        For the Fiscal Year Ended

                    Commission File
                                        December 31, 1994
             No.
                    1-1345


                                                       AMERICAN FINANCIAL
                    ENTERPRISES, INC.


                                        Incorporated under
             IRS
                    Employer
                              I.D.
                                        the Laws of Connecticut
             No.
                    31-0996797

                                                 One East Fourth Street,
          Cincinnati,
                    Ohio
                              45202
                                                                  (513)
          579-2172


                                        Securities Registered Pursuant to
          Section
                    12(b) of the
                              Act:

             Name
                    of Each
                              Exchange
                                        Title of Each Class
             on
                    which
                              Registered
                                         Common Stock, Par Value $1 Per
          Share
                    Pacific and
                              Chicago

                                        Securities Registered Pursuant to
          Section
                    12(g) of the
                              Act:  None

                                            Indicate by  check mark whether
          the
                    Registrant  (1)
                              has filed
                                        all reports  required to be filed
          by Section
                    13 or
                              15(d) of the
                                        Securities Exchange Act  of 1934
          during the
                    preceding
                              12 months,
                                        and (2) has been subject to such
          filing
                    requirements
                              for the past
                                        90 days.  Yes  X   No

                                            Indicate  by check  mark if
          disclosure
                    of
                              delinquent filers
                                        pursuant to Item 405  of Regulation
          S-K is
                    not
                              contained herein,
                                        and need not be contained, to the
          best of
                    registrant's
                              knowledge,
                                        in definitive  proxy or
          information
                    statements
                              incorporated  by
                                        reference in Part III of this  Form
          10-K or
                    any
                              amendment to this
                                        Form 10-K. [X]

                                            As of March  15, 1995,  there
          were
                    13,291,117
                              shares of  the
                                        Registrant's  Common Stock
          outstanding.
                    The
                              aggregate  market
                                        value  of the Common Stock  held by
                    non-affiliates  at
                              that date,
                                        was approximately $52 million
          (based upon
                              non-affiliated holdings
                                        of 2,309,688 shares and a market
          price of
                    $22.50 per
                              share).

                                                       Documents
          Incorporated by
                    Reference:

                                            Proxy Statement  for the 1995
          Annual
                    Meeting of
                              Shareholders
                                        (portions of which  are
          incorporated by
                    reference into
                              Part  III
                                        hereof).

                                                       AMERICAN FINANCIAL
                    ENTERPRISES, INC.

                                                              INDEX TO
          ANNUAL REPORT

                                                                   ON FORM
          10-K


                                          Part I


                                           Page






                                            Item  1 - Business


                                             1
                                            Item  2 - Properties


                                             *
                                            Item  3 - Legal Proceedings


                                             *
                                            Item  4 - Submission of Matters
          to a Vote
                    of
                              Security Holders       *













                                          Part II
                                            Item  5 - Market for
          Registrant's Common
                    Equity and
                              Related
                                                        Stockholder Matters


                                             2
                                            Item  6 - Selected Financial
          Data

                                             2
                                            Item  7 - Management's
          Discussion and
                    Analysis of
                              Financial
                                                        Condition and
          Results of
                    Operations
                                             3
                                            Item  8 - Financial Statements
          and
                    Supplementary
                              Data               6
                                            Item  9 - Changes in and
          Disagreements
                    with
                              Accountants
                                                        on Accounting and
          Financial
                    Disclosure
                                             *





















                                          Part III
                                            Item 10 - Directors and
          Executive
                    Officers of the
                              Registrant        6
                                            Item 11 - Executive
          Compensation

                                             6
                                            Item 12 - Security Ownership of
          Certain
                    Beneficial
                              Owners
                                                        and Management


                                             6
                                            Item 13 - Certain Relationships
          and
                    Related
                              Transactions            6


                                          Part IV
                                            Item 14 - Exhibits, Financial
          Statement
                    Schedules,
                              and
                                                        Reports on Form 8-K


                                            S-1




                                          * The response to this Item is
          "none".9






                                                                      PART
          I

                                                                      ITEM
          1


          Business
                                        Introduction

                                            American   Financial
          Enterprises,
                    Inc.
                              ("AFEI")    was
                                        incorporated as  a Connecticut
          corporation
                    in August
                              1980.   Its
                                        address is  One East Fourth
          Street,
                    Cincinnati, Ohio
                              45202; its
                                        phone number is (513) 579-2172.
          AFEI's
                    assets consist
                              primarily
                                        of  investments in  equity
          securities  of
                    investee
                              corporations.
                                        AFEI employs fewer than ten people,
          all of
                    whom
                              currently spend a
                                        significant  portion  of  their
          time as
                    employees  of
                              American
                                        Financial  Corporation   ("AFC")
          and   its
                              subsidiaries.     At
                                        March 1, 1995,  AFC and its
          subsidiaries
                    owned
                              approximately 83%
                                        of AFEI's outstanding shares of
          Common Stock.

                                            On  March   23,  1995,
          shareholders  of

                              American  Premier
                                        Underwriters,  Inc. ("American
          Premier")
                    approved the
                              merger of
                                        AFC  with a  newly formed
          subsidiary  of

                    American
                              Premier Group,
                                        Inc. ("New  American Premier"),
          another new
                    company
                              formed to own
                                        100%  of the  common  stock of
          both  AFC and
                    American
                              Premier.
                                        Consummation  of the merger is
          pending
                    receipt of  a
                              ruling from
                                        the  Internal Revenue  Service
          which  is
                    expected  at
                              the  end of
                                        March or  early April.  In  the
          transaction,
                    Carl  H.
                              Lindner and
                                        members  of his family, who own
          100%  of the
                    common
                              stock of AFC,
                                        will exchange  that stock for
          approximately
                    55% of
                              New American
                                        Premier voting  common stock.
          Shareholders
                    of
                              American Premier,
                                        including  AFEI, will receive
          shares of New
                    American
                              Premier on a
                                        one-for-one basis.   As a  result
          of the
                    merger, AFEI
                              will own
                                        10.0 million shares of  the common
          stock of
                    New
                              American Premier
                                        and  New  American Premier  will
          beneficially
                    own 83%
                              of AFEI's
                                        Common Stock.  The  shares of New
          American
                    Premier
                              owned  by AFEI
                                        (and AFC) generally will not  be
          eligible to
                    be voted
                              as  long as
                                        these companies are owned by New
          American
                    Premier.

                                        Investment in Investees

                                            At   December 31, 1994,  AFEI
          had
                    investments
                              in  three
                                        companies,  all of which are
          accounted for as
                    investees
                              under the
                                        equity  method.  Under this
          method, AFEI
                    includes  in
                              its income
                                        the  portion of the net earnings
          of these
                    companies
                              attributable
                                        to the common shares owned by AFEI,
          even
                    though they
                              might not be
                                        received   as  dividends.    See
          Note  B
                    to  AFEI's
                              Financial
                                        Statements.    The  following
          table  shows
                    certain
                              information
                                        concerning AFEI's investments in
          investees
                    (in
                              millions):



                    Additional
                                     AFEI's Investment



                                       Ownership        Carrying

             AFEI
                    Ownership
                                  by Affiliates         Value at
          Market
                    Value at
                                               Investee
            Shares
                         %
                                 Shares       %         12/31/94
          12/31/94
                    3/15/95
                                               American Premier
          Underwriters     10.0
                        22%
                                    8.7      19%            $341
          $258
                    $231
                                               American Annuity Group
               3.9
                        10%
                                    27.5     70%              21
          37



























                                               Citicasters
               1.2
                        13%
                                    2.2      24%              25
          29
                      35



                                                            $387
          $324
                    $305

                                               Carrying value represents
          acquisition
                    cost plus
                              AFEI's equity in undistributed earnings and losses.

                                            American Premier  operates
          businesses
                    primarily in
                              specialty
                                        property   and  casualty
          insurance   (see
                              "Introduction"   for
                                        discussion  of the merger).
          American
                    Annuity is
                              engaged in the
                                        tax-deferred annuity  business.
          Citicasters
                    operates
                              ten FM and
                                        four  AM  radio   stations  along
          with   two

                              network-affiliated
                                        television  stations  in major
          markets
                    throughout
                              the country.
                                        AFEI  purchased 1.2 million  common
          shares
                    of
                              Citicasters  for
                                        $23.9 million  cash in June 1994.
          Also in
                    June 1994,
                              AFEI sold
                                        its investment in  General Cable
          common stock
                    to  an
                              unaffiliated
                                        company for $21.6 million cash.

                                                                     PART
          II

                                                                      ITEM
          5

                                                      Market for
          Registrant's Common
                    Equity
                                                         and Related
          Stockholder
                    Matters

                                            AFEI's  Common Stock  is listed
          on  the
                    Pacific
                              and Chicago
                                        Stock Exchanges  under the  symbols
          AFEP and
                    AFEM,
                              respectively.
                                        The table below sets forth the high
          and low
                    sales
                              prices for the
                                        Common Stock as reported on the
          Pacific Stock
                    Exchange.

                                                                    1994






















                              1993
                                                  Quarter              Low
             High

                              Low      High

                                                  First              $25.00
            $26.88

                              $18.25    $21.25
                                                  Second              23.00
             26.50

                              20.00     22.75
                                                  Third               22.00
             24.00

                              21.75     25.00
                                                  Fourth              20.50
             24.00

                              22.75     27.00

                                            The number  of beneficial
          owners  of
                    AFEI's  Common
                              Stock  at
                                        March 1, 1995, was in excess  of
          500;
                    registered
                              holders numbered
                                        approximately 280.  In the fourth
          quarters of
                    1994 and
                              1993, AFEI
                                        paid annual dividends of $.05 per
          common
                    share.  AFEI
                              also paid a
                                        special dividend of $.40  per
          common share in
                    the
                              fourth quarter
                                        of 1994.   During the first
          quarter of 1995,
                    AFEI
                              announced its
                                        intent to begin paying  quarterly
          dividends.
                    A
                              dividend  of $.10
                                        per common share was paid in March
          1995.

                                                                      ITEM
          6

                                                             Selected
          Financial Data

                                            The following financial  data
          (in
                    thousands, except
                              per share

                                        data) has been summarized from, and
          should be
                    read in
                              conjunction
                                        with,  AFEI's financial
          statements.
                    Effective
                              January 1, 1992,
                                        two  investees recorded
          adjustments  for
                    cumulative
                              effects  of
                                        accounting   changes   from  the
                    implementation   of
                              Financial
                                        Accounting  Standards  Board
          Statements.
                    See  Note
                              B to  the
                                        Financial Statements.

                                                                      1994

                    1993
                                1992        1991           1990










                                               Earnings Statement Data:
                                                 Total Revenues


                              $5,196       $78,773         $12,285
          $9,605
                    $29,395

                                                 Earnings (Loss) Before
          Cumulative
                                                   Effect of Investee
          Accounting
                                                   Changes


                              4,210        42,674            (979)
          (5,845)
                    8,772













                                                 Net Earnings (Loss)


                              4,210        42,674          48,088
          (5,845)
                    8,772

                                                 Earnings (Loss) Per Common
          Share:
                                                   Before Cumulative Effect
          of
                                                       Investee Accounting
          Changes

                              $.32         $3.21          ($ .07)
          ($.44)
                    $.66
                                                   Net Earnings (Loss)


                               .32          3.21            3.62
          (.44)
                    .66

                                                 Cash Dividends Per Common
          Share

                               .45           .05             .02
          .02
                    .02

                                               Balance Sheet Data:
                                                 Total Assets


                              $390,396      $411,317        $487,137
          $414,783
                    $412,982
                                                 Long-term Debt


                              16,000        15,000         161,500
          152,500
                    142,500
                                                 Shareholders' Equity























                              338,235       352,206         303,797
          255,975
                    262,086
                                                 Book Value Per Common
          Share

                              25.45         26.50           22.86
          19.26
                    19.72


                                                                      ITEM
          7

                                                       Management's
          Discussion and
                    Analysis
                                                 of Financial Condition and
          Results
                    of
                              Operations

                                        GENERAL

                                            Following  is  a discussion
          and
                    analysis  of  the
                              financial
                                        statements  and other  statistical
          data that
                              management believes
                                        will enhance the understanding  of
          AFEI's
                    financial
                              condition and
                                        results  of  operations.    This
          discussion
                    should  be






                              read  in
                                        conjunction with the financial
          statements
                    beginning on
                              page F-1.

                                            AFEI's assets consist
          primarily of
                    investments in
                              the common
                                        stock of American Premier, American
          Annuity
                    and
                              Citicasters.

                                        LIQUIDITY AND CAPITAL RESOURCES



























                                        Sources of Funds   AFEI relies on
          dividends
                    from its
                              investees to
                                        meet  fixed charges and other
          operating
                    expenses.  At
                              the current
                                        indicated  rate, $10  million in
          annual
                    dividends
                              from American
                                        Premier  is expected  to be  more
          than
                    sufficient to
                              cover such
                                        charges.    It is  expected that
          AFEI  will
                    continue
                              to receive
                                        quarterly   dividends  following
          the
                    American
                              Premier  merger
                                        discussed in Note B.   If, in the
          future,
                    investee
                              dividends are
                                        insufficient to meet its fixed
          charges and
                    debt
                              maturities, AFEI
                                        would  be required to meet them






          through bank
                              borrowings, sales of
                                        investments, borrowings from AFC,
          or similar
                              transactions.

                                        In June 1994, AFEI sold its
          investment in
                    General Cable
                              for $21.6
                                        million cash  and repaid its bank
          debt.  On
                    June  30,
                              1994, AFEI
                                        purchased  1.2 million  shares  of
                    Citicasters  common
                              stock  for
                                        $23.9 million, using the balance of
          the
                    proceeds from













                              the General
                                        Cable sale in addition  to $13.5
          million
                    borrowed under
                              its bank
                                        revolver.

                                        During  the third  quarter of
          1993, AFEI
                    sold a
                              portion  of its
                                        holdings in American Premier
          common stock
                    (see Note B)
                              and used
                                        the proceeds to repay most of its
          debt.  In
                    September
                              1993, AFEI
                                        entered into a new $20 million
          revolving
                    credit
                              agreement on the
                                        remaining portion of its bank debt.

                                        In December 1994, AFEI paid
          dividends of $.45
                    per
                              common share or
                                        $6.0 million.    During the first
          quarter of
                    1995, AFEI
                              announced




















                                        its  intent to begin  paying
          quarterly
                    dividends with
                              the first
                                        such dividend being  a March
          payment  of $.10
                    per
                              share or  $1.3
                                        million.

                                        Capital Requirements   AFEI  is not
          engaged
                    in
                              capital-intensive
                                        businesses  and  therefore  does
          not  have
                              significant  capital
                                        resource  requirements.   Since
          AFEI  has  a
                    limited
                              number  of
                                        employees,  all of whom spend a
          significant
                    portion of
                              their time
                                        as employees of AFC,  there have
          been no
                    direct
                              expenditures for
                                        fixed assets or rentals.

                                        RESULTS OF OPERATIONS - THREE YEARS
          ENDED
                    DECEMBER 31,
                              1994

                                        Investee  Corporations   Equity  in
          net
                    earnings  and






                              losses  of
                                        investees  (companies in which AFEI
          owns a
                    significant
                              portion of
                                        the voting  stock) represents
          AFEI's
                    proportionate
                              share  of the
                                        investees' earnings  and losses.
          Since
                    AFEI's basis
                              in certain
                                        assets and liabilities of investees
          differs
                    from
                              amounts reported
                                        by  these  investees, adjustments
          are  made
                    to  AFEI's
                              share of













                                        investee earnings.

                                            Equity in net earnings  of
          investees
                    decreased $67
                              million in
                                        1994  compared to  1993.
          Included  in
                    1994  is
                              AFEI's  share
                                        (approximately  $15 million) of
          American
                    Premier's
                              loss  on the
                                        sale of General  Cable notes.
          Included  in
                    1993 is
                              AFEI's share
                                        (approximately $35 million) of a
          tax benefit
                    recorded
                              by American
                                        Premier.   The following  table
          presents the
                              significant amounts



























                                        used  in calculating  AFEI's equity
          in  net
                    earnings
                              (losses) of
                                        investees (in millions):




                    American
                              Premier          American Annuity
          Citicasters
                    General
                                               Cable(b)


                    1994    1993
                               1992      1994    1993     1992      1994(a)
          1993
                    1992(c)

                                               Investee earnings (losses)
                                                 before accounting changes
              $
                    0.3  $232.0
                              $52.6     $36.1   $40.0   ($25.8)     $59.7
          ($57.6)






                    ($53.3)

                                               AFEI's share of investee
                                                 earnings (losses)
              $
                    0.1 $  65.0
                              $16.5     $ 3.6   $ 4.1    ($5.6)     $ 7.2
          ($16.1)
                    ($14.9)
                                               Basis adjustments, including

                                                 amortization of goodwill

                    0.1     1.2
                               10.2       -       -        -         (6.2)
          17.3
                    6.0

                                               Equity in net earnings
          (losses)
                                                 of investees as shown in
          Statement
                                                 of Earnings
              $













                    0.2  $ 66.2
                              $26.7     $ 3.6   $ 4.1   ($ 5.6)     $ 1.0
          $ 1.2
                    ($ 8.9)

                                                 (a) Represents
          Citicasters'  results
                    since
                              June 30, 1994, the  date of  AFEI's
          acquisition  of
                    Citicasters
                                               shares.
                                                 (b) Equity accounting
          ceased as of
                    December
                              31, 1993, pending the sale of General Cable shares.
                                                 (c) Represents General
          Cable's
                    results for the
                              six months ended December 31, 1992 following its
                    spin-off.

                                            American  Premier   American
          Premier
                    reported net
                              income of
                                        $300,000 in  1994, $232.0 million
          in 1993
                    and  $305.4
                              million in
                                        1992.  Results for 1994 included  a
          loss of
                    $75.8
                              million on  the
                                        sale of  General Cable notes.
          Results  for
                    1993
                              included  a tax
                                        benefit of  $132 million
          attributable to an
                    increase
                              in American
                                        Premier's  net deferred tax asset.
          American
                    Premier's
                              net income
                                        for 1992  included a  $252.8
          million benefit
                              attributable  to the
                                        cumulative  effect of an accounting
          change
                    due to the
                              adoption of
                                        SFAS No. 109, "Accounting for
          Income Taxes".


                                            As discussed in Note B, AFEI
          will receive
                    shares of
                              American
                                        Premier Group, a new company formed
          to own
                    both AFC
                              and American
                                        Premier, in exchange for its
          American Premier
                    stock on
                              a one-for-
                                        one  basis in late  March or early
          April
                    1995.  No
                              gain or loss
                                        will be recorded on the exchange of
          shares.

                                            American  Annuity   American
          Annuity
                    reported net
                              income of
                                        $36.1 million in 1994 and $40.0
          million in
                    1993 and a
                              net loss of
                                        $28.9 million 1992.  American
          Annuity's
                    results for
                              1994 included
                                        aftertax realized  losses of
          $100,000
                    compared  to
                              realized gains
                                        of $23.1  million in  1993.
          Results for
                    1993 also
                              included an
                                        aftertax provision for relocation
          expenses
                    of $5.2
                              million.  The
                                        loss in 1992 reflects  substantial
                    restructuring
                              charges and loss
                                        provisions  related to  the
          manufacturing
                    businesses
                              which have
                                        been sold.

                                            Citicasters  Citicasters
          reported net
                    income of
                              $59.7 million
                                        in the six months  ended December
          31, 1994.
                              Citicasters' results
                                        included a  $50.1 million aftertax
          gain from
                    the
                              sale of  four
                                        television stations  which, under
          accounting
                    rules
                              pertaining to
                                        investee  acquisitions, was
          excluded in
                    determining
                              AFEI's equity
                                        in Citicasters' earnings.

                                            General  Cable    General
          Cable
                    reported   a  net
                              loss  of
                                        $57.6 million in 1993 and a net
          loss  of
                    $53.3 million
                              in the six
                                        months ended December 31, 1992.
          General
                    Cable's
                              results for 1993
                                        included a loss  of $34.4 million
          on the
                    sale  of its
                              equipment
                                        manufacturing  businesses.   AFEI's
          share of
                    this
                              loss  reduced
                                        negative goodwill  and  was  not
          included in
                    AFEI's
                              equity  in
                                        General Cable's earnings.  General
          Cable's
                    loss for
                              1992 included
                                        $12 million in  restructuring costs
          and a
                    $10 million
                              loss from
                                        the anticipated sale of a
          subsidiary.  Prior
                    to its
                              spin-off from
                                        American  Premier in  July  1992,
          General
                    Cable's
                              earnings  were
                                        included in American Premier's.

                                            Gains on Sales of Investees
          AFEI
                    recognized a
                              pretax gain of
                                        $339,000 on the sale of its General
          Cable
                    shares in
                              June 1994 and
                                        a pretax gain of  $7.1 million on
          the sale of
                    4.5
                              million shares
                                        of American Premier in August 1993.

                                        Interest Expense   Interest expense
          declined
                    to
                              $665,000 in 1994
                                        from $11.3 million  in  1993 and
          $17.0
                    million  in
                              1992  due  to
                                        repayments of borrowings in 1993.

                                        Administrative and General Expenses

                    Administrative
                              and general
                                        expenses in 1994  included a
          $373,000  fourth
                    quarter
                              charge  for
                                        the  settlement  of litigation
          concerning
                    the  sale
                              of  General
                                        Cable.  In addition, administrative
          and
                    general
                              expenses included
                                        charges of $320,000 in each of the
          years
                    1994, 1993
                              and 1992 for
                                        accounting,  legal, data
          processing,  tax and
                              investment services
                                        provided by AFC.  As a subsidiary
          of AFC,
                    AFEI does not
                              incur all
                                        of the costs of operating as an
          independent
                    entity.
                              While it is
                                        not  practical to estimate  all of
          the costs
                    of
                              operating  as a
                                        separate entity, management
          believes the
                    above expense
                              allocation
                                        is reasonable.

                                        Income  Taxes    Effective  January
          1, 1992,
                    AFEI
                              adopted  SFAS
                                        No. 109 which, excluding the
          effects from
                    investees
                              adopting this
                                        standard,  had  no impact  on
          AFEI's
                    results of
                              operations  or
                                        financial position.  See Note E to
          the
                    Financial
                              Statements.

                                                                      ITEM

                                                   Financial Statements and
                    Supplementary Data



                                   Page





























                                          Reports of Independent Auditors


                                                  F-1

                                          Balance Sheet:
                                            December 31, 1994 and 1993


                                                  F-4

                                          Statement of Earnings:
                                            Years ended December 31, 1994,
          1993 and
                    1992
                                                  F-5

                                          Statement of Changes in
          Shareholders'
                    Equity:
                                            Years ended December 31, 1994,
          1993 and
                    1992
                                                  F-6

                                          Statement of Cash Flows:
                                            Years ended December 31, 1994,
          1993 and
                    1992
                                                  F-7

                                          Notes to Financial Statements








                                                  F-8

                                          "Selected Quarterly Financial
          Data" has
                    been included
                              in Note F to AFEI's
                                          Financial Statements.





                                                                     PART
          III

                                            The  information  required by
          the
                    following
                              Items  will be
                                        included in AFEI's definitive Proxy
          Statement
                    which
                              will be filed
                                        with the  Securities and  Exchange
          Commission
                    in
                              connection with
                                        the  1995  Annual Meeting  of
          Shareholders
                    and is
                              incorporated
                                        herein by reference.

                                            ITEM 10         Directors and
          Executive
                    Officers of
                              the Registrant


                                            ITEM 11         Executive
          Compensation





















                                            ITEM 12         Security
          Ownership of
                    Certain
                              Beneficial Owners and
                                                            Management


                                            ITEM 13         Certain
          Relationships and
                    Related
                              Transactions



                                                         REPORTS OF
          INDEPENDENT
                    AUDITORS

                                        Board of Directors
                                        American Financial Enterprises,
          Inc.

                                        We  have  audited the  accompanying
          balance
                    sheets of
                              American
                                        Financial Enterprises, Inc. as of
          December
                    31, 1994 and
                              1993, and
                                        the  related statements  of
          earnings,
                    changes in
                              shareholders'
                                        equity, and  cash flows for each of
          the three
                    years in






                              the period
                                        ended  December 31, 1994.   These
          financial
                              statements are  the
                                        responsibility of the  Company's
          management.
                    Our
                              responsibility
                                        is to express an  opinion on these
          financial
                    statements
                              based on
                                        our  audits.    The  financial
          statements
                    of
                              American  Premier
                                        Underwriters, Inc. and General
          Cable
                    Corporation (1993
                              and 1992)
                                        have been  audited  by other
          auditors  whose













                    reports
                              have  been
                                        furnished  to  us;  insofar  as
          our  opinion
                    on  the
                              financial
                                        statements relates to data included
          for those
                              corporations, it is
                                        based solely on their reports.

                                        We  conducted our  audits in
          accordance with

                              generally accepted
                                        auditing standards.   Those
          standards
                    require  that we
                              plan and
                                        perform the  audit to  obtain
          reasonable
                    assurance
                              about whether
                                        the  financial statements are free
          of
                    material
                              misstatement.  An
                                        audit includes  examining, on  a
          test basis,
                    evidence
                              supporting
                                        the  amounts and  disclosures in
          the
                    financial




















                              statements.   An
                                        audit also includes assessing  the
          accounting
                              principles used and
                                        significant estimates  made by
          management, as
                    well as
                              evaluating
                                        the overall  financial statement
                    presentation.  We
                              believe that
                                        our audits and the reports of other
          auditors
                    provide a
                              reasonable
                                        basis for our opinion.

                                        In our opinion,  based on  our
          audits  and
                    the  reports
                              of  other
                                        auditors,  the  financial
          statements
                    referred  to
                              above present
                                        fairly,  in  all material
          respects,  the
                    financial
                              position  of
                                        American  Financial Enterprises,
          Inc.  at
                    December 31,
                              1994  and
                                        1993, and the results  of its
          operations and
                    its cash
                              flows  for
                                        each of the three years in the
          period ended
                    December






                              31, 1994, in
                                        conformity with generally accepted
          accounting
                              principles.

                                        As discussed in Note  A to the
          financial
                    statements,
                              in 1992 the
                                        Company changed its method of
          accounting for
                    income
                              taxes.  Also,
                                        as discussed in Note  B to the
          financial
                    statements
                              and referred
                                        to  in  the reports  of other
          auditors
                    whose reports
                              have been













                                        furnished to us, American  Premier
                    Underwriters, Inc.
                              and General
                                        Cable Corporation  changed their
          method of
                    accounting
                              for income
                                        taxes in 1992.







                    ERNST &
                              YOUNG LLP



























                                        Cincinnati, Ohio
                                        March 24, 1995

                                                REPORT OF AMERICAN
          PREMIER'S
                    INDEPENDENT
                              AUDITORS



                                        American Premier Underwriters, Inc.


                                        We  have  audited  the  financial
          statements
                    and  the
                              financial
                                        statement schedules of  American
          Premier
                    Underwriters,
                              Inc.  and
                                        Consolidated  Subsidiaries  listed
          in  the
                    Index  to
                              Financial
                                        Statements and Financial Statement
          Schedules
                    of
                              American Premier
                                        Underwriters,   Inc.'s    Form 10-K
            for
                    the






                              year    ended
                                        December 31, 1994  (included  as
          Exhibit  99
                    herein).
                                 These
                                        financial statements  and financial

                    statement
                              schedules  are the
                                        responsibility of the  Company's
          management.
                    Our
                              responsibility
                                        is  to  express  an  opinion  on
          the
                    financial
                              statements  and
                                        financial statement schedules based
          on our













                    audits.

                                        We  conducted our  audits in
          accordance with

                              generally accepted
                                        auditing standards.   Those
          standards
                    require that  we
                              plan  and
                                        perform the  audit to  obtain
          reasonable
                    assurance
                              about whether
                                        the  financial statements are free
          of
                    material
                              misstatement.  An
                                        audit includes  examining, on  a
          test basis,
                    evidence
                              supporting
                                        the amounts  and  disclosures in
          the
                    financial
                              statements.   An
                                        audit also includes assessing  the
          accounting
                              principles used and
                                        significant estimates  made by
          management, as
                    well as
                              evaluating




















                                        the overall  financial statement
                    presentation.  We
                              believe that
                                        our audits provide a reasonable
          basis for our
                    opinion.

                                        In  our opinion, such financial
          statements
                    present
                              fairly, in all
                                        material  respects, the  financial
          position
                    of
                              American Premier
                                        Underwriters,    Inc.    and
          Consolidated

                              Subsidiaries    at
                                        December 31, 1994 and 1993 and the
          results of
                    its
                              operations and
                                        its cash  flows for each of  the
          three years
                    in  the
                              period ended
                                        December 31, 1994   in   conformity
           with
                    generally
                              accepted
                                        accounting  principles.   Also,  in
          our
                    opinion, such
                              financial
                                        statement  schedules, when
          considered in
                    relation to
                              the basic
                                        financial  statements taken  as  a






          whole,
                    present
                              fairly  in all
                                        material respects the information
          shown
                    therein.

                                        As discussed in Note 7  to the
          financial
                    statements, in
                              1992 the
                                        Company changed  its  method of
          accounting
                    for  income
                              taxes  to
                                        conform with Statement of Financial
                    Accounting
                              Standards No. 109.













                                        DELOITTE & TOUCHE LLP



                                        Cincinnati, Ohio


                                        February 15, 1995



























                                        (March 23, 1995 with respect to the
                                        acquisition of American Financial
                                        Corporation as discussed in Note 2
          to
                                        American Premier's financial
          statements)

                                                  REPORT OF GENERAL CABLE'S
                    INDEPENDENT
                              AUDITORS



                                        General Cable Corporation:

                                        We have audited the consolidated
          financial
                    statements
                              and related
                                        schedules of General Cable
          Corporation and
                    subsidiaries
                              listed in
                                        Item 14(a) of  the Annual  Report
          on Form
                    10-K  of
                              General  Cable
                                        Corporation for  the year ended
          December 31,
                    1993 (not
                              presented
                                        separately herein).  These






          consolidated
                    financial
                              statements and
                                        related   schedules  are  the
          responsibility
                    of  the
                              Company's
                                        management.  Our responsibility is
          to express
                    an
                              opinion on these
                                        consolidated financial  statements
          and
                    related
                              schedules based on
                                        our audits.













                                        We  conducted our  audits in
          accordance with

                              generally accepted
                                        auditing standards.   Those
          standards
                    require that  we
                              plan  and
                                        perform the  audit to  obtain
          reasonable
                    assurance
                              about whether
                                        the financial statements  are free
          of
                    material
                              misstatement.  An
                                        audit includes  examining, on  a
          test basis,
                    evidence
                              supporting
                                        the amounts  and disclosures  in
          the
                    financial
                              statements.   An
                                        audit also includes assessing  the
          accounting
                              principles used and
                                        significant estimates  made by
          management, as
                    well as
                              evaluating




















                                        the overall  financial statement
                    presentation.  We
                              believe that
                                        our audits provide a reasonable
          basis for our
                    opinion.

                                        In our  opinion, such  consolidated
          financial
                              statements  present
                                        fairly,  in  all material
          respects,  the
                    financial
                              position  of
                                        General  Cable Corporation and
          subsidiaries
                    at
                              December 31, 1993
                                        and 1992 and the results of their
          operations
                    and their
                              cash flows
                                        for each of the three years in the
          period
                    ended
                              December 31, 1993
                                        in  conformity  with  generally
          accepted
                    accounting
                              principles.
                                        Also,  in  our  opinion,  such
          consolidated
                    financial
                              statement
                                        schedules, when considered in
          relation to
                    the basic
                              consolidated
                                        financial  statements taken  as a
          whole,






                    present
                              fairly  in all
                                        material respects the information
          shown
                    therein.

                                        As discussed  in  Notes 1 and  10
          to  the
                    consolidated
                              financial
                                        statements, in 1992 General  Cable
                    Corporation changed
                              its method
                                        of accounting  for income  taxes to
          conform
                    with
                              Statements  of
                                        Financial Accounting Standards No.
          109.













                                        DELOITTE & TOUCHE



























                                        Cincinnati, Ohio


                                        February 18, 1994

                                                       AMERICAN FINANCIAL
                    ENTERPRISES, INC.

                                                                  BALANCE
          SHEET

                                                              (Dollars in
          Thousands)





                              December 31,



                                  1994           1993


                                                         Assets

                                          Cash and short-term investments








                              $    275       $    392
                                          Investment in investees:
                                            American Premier Underwriters,
          Inc.

                               341,276        359,775
                                            American Annuity Group, Inc.


                                21,461         27,314
                                            Citicasters Inc.


                                24,882           -
                                            General Cable Corporation















                                   -           21,289
                                          Other assets


                                 2,502          2,547




                              $390,396       $411,317



                                              Liabilities and Shareholders'
          Equity

                                          Accounts payable, accrued
          expenses and
                                            other liabilities


                              $  1,027       $    618
                                          Payable to American Financial
          Corporation

                                35,134         43,493
                                          Long-term debt - payable to bank






















                                16,000         15,000



                                52,161         59,111

                                          Shareholders' Equity:
                                            Preferred Stock, none issued


                                  -              -
                                            Common Stock, $1 par value
                                              - 20,000,000 shares
          authorized
                                              - 13,291,117 shares
          outstanding

                                13,291         13,291
                                            Capital surplus


                               114,106        114,106
                                            Retained earnings


                               216,638        218,409
                                            Equity in investees' net
          unrealized
                                              gains (losses) on marketable
                    securities,
                                              net of deferred income taxes


                                (5,800)         6,400

                                              Total Shareholders' Equity


                               338,235        352,206









                              $390,396       $411,317

                                          See notes to financial
          statements.

                                                       AMERICAN FINANCIAL
                    ENTERPRISES, INC.

                                                              STATEMENT OF
          EARNINGS

                                                      (In Thousands, Except
          Per Share
                    Data)



                               Year ended December 31,



                              1994      1993       1992


                                          Income:
                                            Equity in net earnings (losses)
          of
                    investees:
                                              American Premier
          Underwriters, Inc.
                          $
                              158   $66,161    $26,653






                                              American Annuity Group, Inc.


                              3,578     4,053     (5,554)
                                              Citicasters Inc.


                              1,030      -          -
                                              General Cable Corporation


                              -        1,158     (8,900)
                                            Gains on sales of investees


                              339     7,095       -
                                            Interest income















                              91       306         86



                              5,196    78,773     12,285

                                          Costs and Expenses:
                                            Interest charges on borrowed
          money

                              665    11,300     17,008
                                            Administrative and general
          expenses

                              2,080     1,549      1,574



                              2,745    12,849     18,582

                                          Earnings (loss) before federal
          income taxes
                    and
                                            cumulative effect of investee
          accounting
                    changes
                              2,451    65,924
                                          (6,297)

                                          Provision (credit) for federal
          income taxes

                              (1,759)   23,250     (5,318)




















                                          Earnings (loss) before cumulative
          effect
                                            of investee accounting changes


                              4,210    42,674       (979)

                                          Cumulative effect of investee
          accounting
                    changes,
                                            net of federal income taxes of
          $25,277

                              -         -        49,067

                                          Net Earnings


                              $4,210   $42,674    $48,088


                                          Average number of common shares


                              13,291    13,291     13,291

                                          Earnings (loss) per common share:
                                            Before cumulative effect of
          investee
                    accounting
                                              changes


                              $.32     $3.21     ($ .07)
                                            Cumulative effect of investee
          accounting
                    changes
                              -         -         3.69
                                            Net earnings








                              $.32     $3.21      $3.62

                                          Cash dividends per common share


                              $.45      $.05       $.02

                                          See notes to financial
          statements.

                                                       AMERICAN FINANCIAL
                    ENTERPRISES, INC.

                                                   STATEMENT OF CHANGES IN
                    SHAREHOLDERS' EQUITY

                                                                  (In
          Thousands)



                              Year ended December 31,



                              1994       1993         1992

                                          Common Stock:
                                            Balance at Beginning and End of
          Period
                     $
                              13,291   $ 13,291     $ 13,291






                                          Capital Surplus:
                                            Balance at Beginning and End of
          Period

                              $114,106   $114,106     $114,106



                                          Retained Earnings:
                                            Balance at Beginning of Period


                              $218,409   $176,400     $128,578
                                            Net earnings















                              4,210     42,674       48,088
                                            Cash dividends paid


                              (5,981)     (665)         (266)
                                                  Balance at End of Period


                              $216,638   $218,409     $176,400


                                          Equity in Investees' Net
          Unrealized
                                            Gains (Losses) on Marketable
          Securities,
                                            Net of Deferred Income Taxes:
                                              Balance at Beginning of
          Period
                     $
                              6,400   $   -        $   -
                                              Change during period


                              (12,200)     6,400         -
                                                  Balance at End of Period

                    ($




















                              5,800)  $  6,400     $   -

                                          See notes to financial
          statements.

                                                       AMERICAN FINANCIAL
                    ENTERPRISES, INC.

                                                             STATEMENT OF
          CASH FLOWS

                                                                  (In
          Thousands)



                                              Year ended December 31,


                        1994
                                     1993        1992

                                          Operating Activities:
                                            Net earnings

                     $ 4,210
                                  $42,674     $48,088
                                            Adjustments:



























                                              Cumulative effect of investee
                                                accounting changes

                        -
                                     -        (74,344)
                                              Equity in net earnings of
          investees

                              (4,766)     (71,372)    (12,199)
                                              Gains on sales of investees


                              (339)      (7,095)       -
                                              Cash dividends from investees

                       8,991
                                   11,367      11,728
                                              Decrease (increase) in other
          assets
                         342
                                      270        (411)
                                              Increase (decrease) in
          payable to AFC

                              (1,759)      23,250      19,959
                                              Increase (decrease) in
          accounts
                    payable,
                                                accrued expenses and other
                    liabilities      409
                                   (4,479)     (1,211)








                       7,088
                                   (5,385)     (8,390)

                                          Investing Activities:
                                            Sales of investees

                      21,628
                                  150,610        -
                                            Purchase of investee


                              (23,852)        -           -



                              (2,224)     150,610        -

                                          Financing Activities:













                                            Additional long-term borrowings

                      18,500
                                    3,000      11,000
                                            Reduction of long-term debt


                              (17,500)    (149,500)     (2,000)
                                            Cash dividends paid


                              (5,981)        (665)       (266)



                              (4,981)    (147,165)      8,734

                                          Net Increase (Decrease) In Cash
                                            and Short-term Investments


                              (117)      (1,940)        344

                                          Cash and short-term investments
          at
                                            beginning of period

                         392
                                    2,332       1,988

                                          Cash and short-term investments
          at
                                            end of period

                     $   275




















                                 $    392     $ 2,332

                                          See notes to financial
          statements.

                                                       AMERICAN FINANCIAL
                    ENTERPRISES, INC.

                                                          NOTES TO
          FINANCIAL
                    STATEMENTS


                                        A.  Basis of Presentation  American
          Financial
                              Enterprises, Inc.
                                            ("AFEI") became a subsidiary of
          American
                    Financial
                                            Corporation ("AFC") in 1980 as
          a result
                    of the
                              reorganization
                                            of The New York, New Haven and
          Hartford
                    Railroad
                              Company.  At
                                            December 31, 1994, AFC and its
                    subsidiaries owned
                              10,980,129
                                            shares (83%) of AFEI's
          outstanding Common
                    Stock.
                              Certain
                                            reclassifications have been
          made to prior
                    years to
                              conform to
                                            the current year's
          presentation.

                                            Income Taxes  AFEI files
          consolidated
                    federal
                              income tax
                                            returns with AFC.  Effective
          January 1,
                    1992, AFEI
                                            implemented Statement of
          Financial
                    Accounting
                              Standards
                                            ("SFAS") No. 109, "Accounting
          for Income
                    Taxes".
                              AFEI's
                                            investees also adopted SFAS No.
          109
                    effective

                              January 1,

                                            1992.  Excluding the effects
          from
                    investees
                              adopting this
                                            standard, implementing SFAS No.
          109 had
                    no impact
                              on AFEI's
                                            results of operations or
          financial
                    position.  Under
                              SFAS
                                            No. 109, deferred income tax
          assets and
                    liabilities
                              are
                                            determined based on differences
          between
                    financial
                              reporting
                                            and tax bases and are measured
          using
                    enacted tax
                              rates.
                                            Current and deferred tax assets
          and
                    liabilities are
                                            aggregated with other amounts
          receivable
                    from or
                              payable to
                                            AFC.

                                            Statement of Cash Flows  For
          cash flow
                    purposes,
                              "investing
                                            activities" are defined as
          making and
                    collecting
                              loans and
                                            acquiring and disposing of debt
          or equity
                              instruments and
                                            property and equipment.
          "Financing
                    activities"
                              include
                                            obtaining resources from owners
          and
                    providing them
                              with a
                                            return on their investments,
          borrowing
                    money and
                              repaying
                                            amounts borrowed.  All other
          activities
                    are
                              considered
                                            "operating".  Short-term
          investments
                    having
                              original
                                            maturities of three months or
          less when
                    purchased
                              are
                                            considered to be cash
          equivalents for
                    purposes of
                              the
                                            financial statements.

                                        B.  Investment in Investees  AFEI's
          and AFC's
                    combined
                              ownership
                                            of the common stock of American
          Premier
                              Underwriters, Inc.
                                            ("American Premier"), American
          Annuity
                    Group, Inc.
                              and
                                            Citicasters Inc. exceeds 20%.
                    Accordingly, these
                              investments
                                            are accounted for under the
          equity
                    method.  Under
                              this
                                            method, AFEI includes in its
          income the
                    portion of
                              the net
                                            earnings of these companies
          attributable
                    to the
                              common shares
                                            owned by AFEI, even though they
          might not
                    be
                              received as
                                            dividends.  Included in AFEI's
          balance
                    sheet is its
                              portion
                                            of investees' unrealized gains
          and losses
                    on
                              marketable
                                            securities.

                                            Since AFEI's basis in certain
          assets and
                              liabilities of
                                            investees differs from amounts
          reported
                    by these
                              investees,
                                            adjustments are made to their
          reported
                    earnings in
                                            calculating AFEI's share of
          investee
                    earnings.
                              Included in

                                            AFEI's retained earnings at
          December 31,
                    1994, was
                                            $116 million applicable to its
          equity in
                              undistributed net
                                            earnings of investees.

                                            Investment in American Premier
          AFEI
                    owned
                              approximately
                                            10.0 million shares of American
          Premier
                    common
                              stock at
                                            December 31, 1994, representing
          22% of
                    its
                              outstanding
                                            shares.  American Premier is a
          property
                    and
                              casualty
                                            insurance company.  The market
          value of
                    AFEI's
                              investment in
                                            American Premier was $258
          million and
                    $322 million
                              at
                                            December 31, 1994 and 1993,
          respectively,
                    and $231
                              million at
                                            March 15, 1995.

                                                       AMERICAN FINANCIAL
                    ENTERPRISES, INC.

                                                    NOTES TO FINANCIAL
          STATEMENTS -
                    CONTINUED


                                            In connection with a merger
          approved by
                    American
                              Premier
                                            shareholders on March 23, 1995,
          AFEI will
                    receive
                              shares of
                                            American Premier Group, Inc., a
          new
                    company formed
                              to own
                                            both AFC and American Premier,
          in
                    exchange for its
                              American
                                            Premier stock on a one-for-one
          basis.  No
                    gain or
                              loss will
                                            be recorded on the exchange of
          shares.

                                            In August 1993, AFEI sold 4.5
          million
                    shares of
                              American
                                            Premier in a secondary public
          offering,
                    realizing a
                              pretax
                                            gain of $7.1 million.

                                            Summarized financial
          information for
                    American
                              Premier follows
                                            (in millions):



                              1994       1993        1992














                                                Cash and Investments


                              $2,721     $2,579
                                                Other Assets


                              1,473      1,471
                                                Insurance Claims and
          Reserves

                              1,674      1,426
                                                Debt


                              507        523
                                                Minority Interest


                              6         15
                                                Shareholders' Equity


                              1,549      1,722

                                                Revenues


                              $1,767.4   $1,763.3    $1,424.9
                                                Income from Continuing
          Operations

                              0.8      242.7        50.9




















                                                Discontinued Operations


                              (0.5)     (10.7)        1.7
                                                Cumulative Effect of
          Accounting
                    Change
                              -          -         252.8
                                                Net Income


                              0.3      232.0       305.4

                                            In 1994, American Premier
          recorded a
                    $75.8 million
                              loss on
                                            notes receivable from General
          Cable which
                    American
                              Premier
                                            sold back to General Cable at a
          discount
                    in June.
                              Results
                                            for 1993 included a tax benefit
          of $132
                    million
                              attributed to
                                            an increase in American
          Premier's net
                    deferred tax
                              asset.
                                            American Premier's 1992
          cumulative effect
                    of
                              accounting
                                            change was due to the
          implementation of

                    SFAS No.
                              109,
                                            "Accounting for Income Taxes".
          AFEI
                    recorded its
                              share of
                                            the benefit when it implemented
          SFAS No.
                    109.

                                            Investment in American Annuity
          Group
                    AFEI owned
                                            approximately 3.9 million
          shares of
                    American
                              Annuity common
                                            stock at December 31, 1994,
          representing
                    10% of its
                                            outstanding shares.  American
          Annuity is
                    engaged in
                              the tax-
                                            deferred annuity business.  The
          market
                    value of
                              AFEI's
                                            investment in American Annuity
          was $37
                    million and
                                            $39 million at December 31,
          1994 and
                    1993,
                              respectively, and
                                            $39 million at March 15, 1995.

                                                       AMERICAN FINANCIAL
                    ENTERPRISES, INC.

                                                    NOTES TO FINANCIAL
          STATEMENTS -
                    CONTINUED


                                            Summarized financial
          information for
                    American
                              Annuity follows
                                            (in millions):




                              1994      1993     1992

                                                Cash and Investments


                              $4,898    $4,756
                                                Other Assets


                              192       158
                                                Annuity Policyholders'






          Funds
                    Accumulated
                              4,618     4,257
                                                Notes Payable


                              183       226
                                                Stockholders' Equity


                              204       250

                                                Revenues

                        $
                              371.2  $  387.2     $3.6
                                                Income (Loss) from
          Continuing













                    Operations
                              40.9      53.0     (9.0)
                                                Discontinued Operations


                              (2.6)     (9.6)   (16.8)
                                                Extraordinary Items


                              (1.7)     (3.4)     -
                                                Cumulative Effect of
          Accounting
                    Changes
                              (0.5)      -       (3.1)
                                                Net Income (Loss)


                              36.1      40.0    (28.9)

                                            American Annuity's results for
          1992
                    included $24.5
                              million of
                                            charges related to discontinued
                    operations and
                              transaction
                                            fees of $7.3 million related to
          its
                    acquisition of
                              Great
                                            American Life Insurance
          Company.

                                            Investment in Citicasters  AFEI
          purchased
                    1.2
                              million shares
                                            of Citicasters common stock for
          $23.9
                    million cash
                              in June
                                            1994.  These shares represented
          13% of
                    Citicasters'
                                            outstanding shares at December
          31, 1994.
                              Citicasters
                                            operates 14 radio stations,
          including ten
                    FM and
                              four AM
                                            stations, along with two
                    network-affiliated
                              television
                                            stations in major markets
          throughout the
                    country.
                              The market
                                            value of AFEI's investment in
          Citicasters
                    was $29
                              million at
                                            December 31, 1994 and $35
          million at
                    March 15,
                              1995.
                                            Summarized financial
          information for
                    Citicasters
                              follows (in
                                            millions):

                    1994
                                              Contracts, Broadcasting
          Licenses
                                                 and Other Intangibles

                    $275
                                              Other Assets

                    128
                                              Long-term Debt

                    122
                                              Shareholders' Equity

                    151

                                              Net Revenues

                    $197.0
                                              Operating Income

                    51.6
                                              Net Earnings

                    63.1

                                            Included in Citicasters' net
          earnings for
                    the year
                              ended
                                            December 31, 1994, is a net
          gain of $50.1
                    million
                              from the
                                            sale of four television
          stations which,
                    under
                              generally
                                            accepted accounting principles,
          was
                    excluded in
                              determining
                                            AFEI's equity in Citicasters'
          earnings.

                                            Investment in General Cable  In
          July
                    1992, American
                              Premier
                                            distributed to its shareholders
                    approximately 88%
                              of the
                                            stock of General Cable
          Corporation, a
                    company
                              formed to own
                                            American Premier's wire and
          cable and
                    heavy
                              equipment
                                            manufacturing businesses.  In
          June 1994,
                    AFEI sold
                              its
                                            investment in General Cable
          common stock
                    to an
                              unaffiliated
                                            company for $21.6 million cash.
          AFEI
                    realized a
                              $339,000
                                            pretax gain on the sale.

                                                       AMERICAN FINANCIAL
                    ENTERPRISES, INC.

                                                    NOTES TO FINANCIAL
          STATEMENTS -
                    CONTINUED


                                        C.  Long-Term Debt  In August 1993,
          AFEI used
                    the
                              proceeds from
                                            the sale of American Premier
          common stock
                    to
                              redeem, at par,
                                            all of its $102.5 million
          principal
                    amount of
                              13-7/8% notes
                                            and to pay most of its bank
          debt.  AFEI
                    has a
                              revolving
                                            credit agreement under which it
          may
                    borrow a
                              maximum of
                                            $20 million through December
          1997, $16
                    million of
                              which was
                                            outstanding at December 31,
          1994.  Loans
                    under the
                              line of
                                            credit bear interest at rates
                    approximating prime
                              and are
                                            collateralized by a pledge of
          American
                    Premier
                              common stock
                                            having a market value of two
          times the
                    amount
                              borrowed under
                                            the line.  The lender charges
          an annual
                    fee of 1/4%
                              of the
                                            unused portion of the line of
          credit.  At
                    December
                              31, 1994,
                                            the estimated fair value of
          AFEI's
                    long-term debt
                                            approximated carrying value.

                                            AFEI paid cash interest
          totalling
                    $634,000, $15.2
                              million and
                                            $17.3 million in 1994, 1993 and
          1992,
                    respectively.


                                        D.  Shareholders' Equity  AFEI's
          authorized
                    capital
                              includes
                                            5.5 million shares of $1 Par,
          Non-voting
                    Cumulative
                              Preferred
                                            Stock and 1.5 million shares of

          $1 Par,
                    Voting
                              Cumulative
                                            Preferred Stock.

                                            Between 1985 and 1989, AFEI
          granted
                    nonqualified
                              stock
                                            options to certain officers and
          directors
                    at the
                              fair value
                                            of the underlying AFEI Common
          Stock
                    (ranging from
                              $19.88 -
                                            $22.50 per share) at the date
          of grant.
                    The
                              options became
                                            exercisable at the rate of 20%
          per year
                    commencing
                              one year
                                            after grant, and expire ten
          years after
                    grant or 90
                              days
                                            after the holder ceases to be
          an officer
                    or
                              director of AFEI,
                                            whichever occurs first.  No
          options have
                    been
                              exercised.  At
                                            December 31, 1994, options for
          462,500
                    shares were
                                            outstanding and exercisable.

                                                       AMERICAN FINANCIAL
                    ENTERPRISES, INC.

                                                    NOTES TO FINANCIAL
          STATEMENTS -
                    CONTINUED


                                        E.  Income Taxes  AFEI utilized a
          substantial
                    portion
                              of its net
                                            operating loss carryforwards
          ("NOLs") for
                    tax
                              return purposes
                                            to offset its gain on the sale
          of
                    American Premier
                              stock in
                                            August 1993.  At December 31,
          1994 AFEI
                    had NOLs
                              for tax
                                            return purposes of
          approximately $45
                    million which
                              are
                                            scheduled to expire from 2000
          to 2003.

                                            The following is a
          reconciliation of
                    federal income
                              taxes at
                                            the "statutory" rate of 35%
          (34% in 1992)
                    and as
                              shown in the
                                            Statement of Earnings (in
          thousands):



                              1994        1993        1992














                                                Earnings (loss) before
          income taxes
                                                  and cumulative effect of
          investee
                                                  accounting changes


                              $2,451     $65,924    ($ 6,297)
                                                Cumulative effect of
          investee
                                                  accounting changes

                         -
                                     -         74,344
                                                Earnings before income
          taxes

                              2,451      65,924      68,047

                                                Income taxes at statutory
          rate

                              858      23,073      23,136
                                                Effect of dividends
          received
                    deductions
                              (2,617)       -         (3,177)
                                                Other

                         -
                                      177        -
                                                Total provision






















                              (1,759)     23,250      19,959
                                                Less amount applicable to
          cumulative
                                                  effect of investee
          accounting
                    changes     -
                                     -        (25,277)

                                                Provision (credit) for
          federal income
                                                  taxes as shown in the
          Statement of
                                                  Earnings


                              ($1,759)    $23,250    ($ 5,318)

                                            The dividends received
          deductions relate
                    to
                              dividends
                                            received or accrued on the
          stocks of
                    investees.

                                            AFEI's tax agreement with AFC
          calls for
                    payments to
                              (or
                                            benefits from) AFC based on
          book taxable
                    income
                              without
                                            regard to temporary differences
                    (differences
                              between the book
                                            basis and the tax basis of
          assets or
                    liabilities
                              that will
                                            result in future taxable income
          or
                    deductions).
                              The
                                            following were effects of
          temporary
                    differences and
                              NOLs at
                                            December 31, (in millions):


              1994
                        1993



























                                              Investment in investees
             $81.3
                       $89.0
                                              Tax return NOL

                    (15.7)
                              (3.4)
                                              Other separate company NOL

                    (28.8)
                              (40.5)

                                                       AMERICAN FINANCIAL
                    ENTERPRISES, INC.

                                                    NOTES TO FINANCIAL
          STATEMENTS -
                    CONTINUED


                                        F.  Quarterly Operating Results
          (Unaudited)
                    The
                              following table
                                            presents quarterly results of
          operations
                    for the
                              years ended

                                            December 31, 1994 and 1993 (in
          thousands,
                    except
                              per share
                                            data):

                                                                       1st
             2nd
                       3rd
                                   4th        Total

          Quarter  Quarter
                     Quarter
                                 Quarter       Year













                                              1994
                                              Revenues               $
          4,644
                    ($10,835)  $ 6,581
                                 $ 4,806     $ 5,196
                                              Net earnings (loss)
          3,229
                    (6,738)    4,409
                                   3,310       4,210
                                              Net earnings (loss)
                                                per common share
          .24
                    (.51)      .33
                                     .26         .32

                                              1993
                                              Revenues
          $11,761  $24,035
                     $28,725
                                 $14,252     $78,773
                                              Net earnings
          5,940   14,212
                      17,373
                                   5,149      42,674
                                              Net earnings per
                                                common share
          .45     1.07
                        1.31
                                     .38        3.21

                                            See Note B for effects of
          significant
                    items
                              recognized in
                                        individual quarters.
                                                                       F-13

                                                                     PART
          IV

                                                                     ITEM
          14

                                         Exhibits, Financial Statement
          Schedules, and
                    Reports
                              on Form 8-K

                                        (a) Documents filed as part of this
          Report:

                                            1.  Financial Statements are
          included in
                    Part II,
                              Item 8.

                                            2.  Financial Statement
          Schedules:

                                               A.  Selected Quarterly
          Financial Data
                    is
                              included in Note
                                                   F to AFEI's Financial
          Statements.

                                               B.  The Annual Reports on
          Form 10-K of
                    American
                              Premier
                                                   Underwriters, Inc. (File
          No.
                    1-1569) and
                              American
                                                   Annuity Group, Inc.
          (File No.
                    1-11632) for
                              the period
                                                   ended December 31, 1994,
          are
                    hereby
                              incorporated by
                                                   reference.

                                                   Copies of these Annual
          Reports on
                    Form 10-K
                              and all
                                                   subsequent reports filed
          pursuant
                    to Section
                              13 of the
                                                   Securities Exchange Act
          of 1934
                    may be
                              obtained from
                                                   the Commission's
          principal office
                    at

                              Judiciary Plaza,
                                                   450 Fifth Street, N.W.,
                    Washington, D.C.
                              20549, upon
                                                   payment of the fees
          prescribed by
                    the rules
                              and
                                                   regulations of the
          Commission or
                    may be
                              examined
                                                   without charge at Room
          1024 of the
                              Commission's public
                                                   reference facilities at
          the same
                    address.
                              Copies of
                                                   material filed with the
          Commission
                    may also
                              be
                                                   inspected at the
          following
                    regional offices:
                              500 West
                                                   Madison Street, Suite
          1400,
                    Chicago,
                              Illinois 60661;
                                                   and 7 World Trade
          Center, Suite
                    1300, New
                              York, New
                                                   York 10048.

                                               C.  All other schedules for
          which
                    provisions are
                              made in
                                                   the applicable
          regulation of the
                    Securities
                              and
                                                   Exchange Commission have
          been
                    omitted as
                              they are not
                                                   applicable, not
          required, or the
                    information
                              required
                                                   thereby is set forth in
          the
                    Financial

                              Statements or
                                                   the notes thereto.

                                            3.  Exhibits - see Exhibit
          Index on page
                    E-1.

                                        (b)    Reports on Form 8-K filed
          during the
                    fourth
                              quarter of
                                               1994:  None

          Signatures


                                            Pursuant to the requirements of
          Section
                    13 of the
                              Securities
                                        Exchange Act of 1934, American
          Financial
                    Enterprises,
                              Inc. has
                                        duly caused this Report to be
          signed on its
                    behalf by
                              the
                                        undersigned, duly authorized.




                    American
                              Financial
                                        Enterprises, Inc.

                                        Signed:  March 29, 1995       By:





          Carl H.
                    Lindner,
                              Chairman of the

          Board and
                    President

                                            Pursuant to the requirements of
          the
                    Securities
                              Exchange Act
                                        of 1934, this Report has been
          signed below by
                    the
                              following
                                        persons on behalf of the Registrant
          and in
                    the
                              capacities and on
                                        the dates indicated:

                                                 Signature

                    Capacity
                                             Date




                                          s/CARL H. LINDNER
          Chairman of
                    the Board
                                        March 29,






                                          1995
                                            Carl H. Lindner



                                          s/JULIUS S. ANREDER
          Director*

                                        March 29,
                                          1995
                                            Julius S. Anreder



                                          s/JAMES E. EVANS
          Director*














                                        March 29,
                                          1995
                                            James E. Evans



                                          s/RONALD F. WALKER
          Director

                                        March 29,
                                          1995
                                            Ronald F. Walker



                                          s/FRED J. RUNK
          Director,
                    Vice
                              President and       March 29,




















                                          1995
                                            Fred J. Runk
          Treasurer
                    (principal
                              financial

          and
                    accounting
                              officer)


                                          * Member of the Audit Committee

                                                       AMERICAN FINANCIAL
                    ENTERPRISES, INC.

                                                                INDEX TO
          EXHIBITS




























                                               Number           Exhibit
          Description


                                                3(a)            The Amended
          and
                    Restated
                              Certificate                     Incorporated
          by
                    reference to
                                                                of
          Incorporation

                                                      Registrant's Annual
          Report on



                                                      Form 10-K for
          December 31,
                    1993.

                                                3(b)            By-Laws


                                                      Incorporated by
          reference to



                                                      Registrant's Annual






          Report on



                                                      Form 10-K for
          December 31,
                    1993.

                                                4               Credit
          Agreement
                    dated as of
                                                      Incorporated by
          reference to
                                                                September
          30, 1993
                    between AFEI
                              and                      Registrant's
          Quarterly Report
                                                                The First
          National
                    Bank of
                              Boston                        on Form 10-Q
          for
                    September 30,



                                                      1993.













                                                10              Management
          Contract:
                    Stock
                              Option                       Incorporated by
          reference
                    to
                                                                Agreement


                                                      Registrant's Annual
          Report on



                                                      Form 10-K for
          December 31,
                    1993.

                                                27              Financial
          Data
                    Schedule
                                                                 (*)

                                                99              Form 10-K
          of American
                    Premier

          Underwriters, Inc.
                    for the

                                                                year ended
          December
                    31, 1994

                                                99(a)           Form 10-K
          of American
                    Annuity
                                                                Group, Inc.
          for the
                    year ended

                                                                December,
          31, 1994

                                                (*)        Copy included in
          Report
                    filed





















                              electronically with the Securities and
          Exchange
                    Commission.