Form 10-K405/A
period 1994-12-31
AMERICAN FINANCIAL ENTERPRISES INC /CT/
filed 1995-04-14
CIK 319157

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                     FORM 10-K/A

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
                                    (513) 579-2172



          XXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXX
          X                                                                 X
          X       This Amendment is being filed to enhance the readability  X
          X  of the Registrant's Form 10-K  on the Edgar System originally  X
          X  filed on March 31, 1995.  For the convenience of the reader,   X
          X  the entire document is being presented.                        X
          X                                                                 X
          XXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXX

                         AMERICAN FINANCIAL ENTERPRISES, INC.

                                INDEX TO ANNUAL REPORT

                                    ON FORM 10-K/A

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




            * The response to this Item is "none".

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

                                            Additional                    AFEI's Investment
                                                                         Ownership           Carrying
                                                  AFEI Ownership       by Affiliates         Value at          Market Value at
                 Investee                        Shares       %       Shares       %         12/31/94      12/31/94      3/15/95
                 American Premier Underwriters     10.0      22%         8.7      19%            $341          $258         $231
                 American Annuity Group             3.9      10%         27.5     70%              21            37           39
                 Citicasters                        1.2      13%         2.2      24%              25            29           35
                                                                                                 $387          $324         $305

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











































                                                                 American Premier                         American Annuity

                                                                 1994       1993      1992          1994       1993      1992
                 Investee earnings (losses)
                   before accounting changes                    $ 0.3     $232.0     $52.6         $36.1      $40.0    ($25.8)

                 AFEI's share of investee
                   earnings (losses)                            $ 0.1    $  65.0     $16.5         $ 3.6      $ 4.1    ($5.6)
                 Basis adjustments, including
                   amortization of goodwill                       0.1        1.2      10.2           -          -         -

                 Equity in net earnings (losses)
                   of investees as shown in Statement
                   of Earnings                                  $ 0.2     $ 66.2     $26.7         $ 3.6      $ 4.1   ($ 5.6)




                                                                   Citicasters                          General Cable(b)
                                                                        1994(a)                    1993         1992(c)
                 Investee earnings (losses)
                   before accounting changes                             $59.7                    ($57.6)     ($53.3)

                 AFEI's share of investee
                   earnings (losses)                                     $ 7.2                    ($16.1)     ($14.9)
                 Basis adjustments, including
                   amortization of goodwill                              (6.2)                      17.3          6.0

                 Equity in net earnings (losses)
                   of investees as shown in Statement
                   of Earnings                                           $ 1.0                     $ 1.2      ($ 8.9)


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

              As discussed in Note B, AFEI will receive shares of American Premier Group, a new company formed to own both AFC and American Premier, in exchange for its American Premier stock on a one-for-one basis in late March or early April 1995. No gain or loss will be recorded on the exchange of shares.

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

                                        ITEM 8

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

              Investment in American Annuity Group AFEI owned approximately 3.9 million shares of American Annuity common stock at December 31, 1994, representing 10% of its outstanding shares. American Annuity is engaged in the tax-deferred annuity business. The market value of AFEI's investment in American Annuity was $37 million and $39 million at December 31, 1994 and 1993, respectively, and $39 million at March 15, 1995.

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


                                      American Financial Enterprises, Inc.



          Signed:  March 29, 1995     By: Carl H. Lindner
                                           Carl H. Lindner, Chairman of the
                                             Board and President




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



            s/FRED J. RUNK                Director, Vice President   March 29, 1995
              Fred J. Runk                  and Treasurer (principal financial
                                            and accounting officer)

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

                                                                       E-1