Form 10-Q
period 1995-03-31
AMERICAN FINANCIAL ENTERPRISES INC /CT/
filed 1995-05-15
CIK 319157

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.  20549


                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


     For the Quarterly Period Ended                          Commission File
     March 31, 1995                                          No. 1-1345



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



     As of May 1, 1995, there were 13,291,117 shares of the Registrant's Common Stock outstanding.

                    AMERICAN FINANCIAL ENTERPRISES, INC. 10-Q
                                      PART I
                              FINANCIAL INFORMATION

                       AMERICAN FINANCIAL ENTERPRISES, INC.
                                  BALANCE SHEET
                              (Dollars in Thousands)

                                                   March 31,        December 31,
                                                       1995                1994
                 Assets

     Cash and short-term investments               $    190            $    275
     Investment in investees:
       American Premier Underwriters, Inc.          346,476             341,276
       American Annuity Group, Inc.                  25,481              21,461
       Citicasters Inc.                              25,012              24,882
     Other assets                                     2,488               2,502

                                                   $399,647            $390,396


         Liabilities and Shareholders' Equity

     Accounts payable, accrued expenses and
       other liabilities                           $  1,155            $  1,027
     Payable to American Financial Corporation       38,326              35,134
     Long-term debt - payable to bank                15,300              16,000
                                                     54,781              52,161


     Shareholders' Equity:
       Preferred Stock, none issued                    -                   -
       Common Stock, $1 par value
         - 20,000,000 shares authorized
         - 13,291,117 shares outstanding             13,291              13,291
       Capital surplus                              114,106             114,106
       Retained earnings                            218,769             216,638
       Equity in investees' net unrealized
         losses on marketable securities,
         net of deferred income taxes                (1,300)             (5,800)

     Total Shareholders' Equity                     344,866             338,235

                                                   $399,647            $390,396

                    AMERICAN FINANCIAL ENTERPRISES, INC. 10-Q

                       AMERICAN FINANCIAL ENTERPRISES, INC.
                              STATEMENT OF EARNINGS
                      (In Thousands, Except Per Share Data)

                                                                     Three months ended
                                                                          March 31,
                                                                       1995             1994
     Income:
       Equity in net earnings of investees:
         American Premier Underwriters, Inc.                         $3,688           $3,695
         American Annuity Group, Inc.                                 1,120              933
         Citicasters Inc.                                               130              -
       Interest income                                                   17               16
                                                                      4,955            4,644
     Costs and Expenses:
       Interest charges on borrowed money                               275              165
       Administrative and general expenses                              428              454
                                                                        703              619

     Earnings before federal income taxes                             4,252            4,025

     Provision for federal income taxes                                 792              796

     Net Earnings                                                    $3,460           $3,229


     Average number of common shares                                 13,291           13,291

     Net earnings per common share                                     $.26             $.24

     Cash dividends per common share                                   $.10             $ -

                    AMERICAN FINANCIAL ENTERPRISES, INC. 10-Q

                       AMERICAN FINANCIAL ENTERPRISES, INC.
                             STATEMENT OF CASH FLOWS
                                  (In Thousands)

                                                                        Three months ended
                                                                            March 31,
                                                                        1995            1994
     Operating Activities:
       Net earnings                                                    $3,460         $3,229
       Adjustments:
         Equity in net earnings of investees                           (4,938)        (4,628)
         Cash dividends from investees                                  2,488          2,190
         Decrease in other assets                                          14            297
         Increase in payable to American Financial Corporation            792            796
         Increase in accounts payable, accrued expenses
           and other liabilities                                          128             93
                                                                        1,944          1,977

     Financing Activities:
         Reduction of long-term debt                                     (700)          -
         Cash dividends paid                                           (1,329)          -
                                                                       (2,029)          -

     Net Increase (Decrease) in Cash and Short-term Investments           (85)         1,977

     Cash and short-term investments at beginning of period               275            392

     Cash and short-term investments at end of period                  $  190         $2,369

                    AMERICAN FINANCIAL ENTERPRISES, INC. 10-Q

                          NOTES TO FINANCIAL STATEMENTS


     A. Basis of Presentation The accompanying financial statements for American Financial Enterprises, Inc. ("AFEI") are unaudited, but management believes that all adjustments (consisting only of normal recurring accruals unless otherwise disclosed herein) necessary for fair presentation have been made. The results of operations for interim periods are not necessarily indicative of results to be expected for the year. The financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary to be in conformity with generally accepted accounting principles.

         At March 31, 1995, American Financial Corporation and its subsidiaries ("AFC") owned 10,981,429 shares (83%) of AFEI's outstanding Common Stock.

         On April 3, 1995, AFC merged with a newly formed subsidiary of American Premier Group, Inc. ("New American Premier"), another new company formed to own 100% of the common stock of AFC and American Premier Underwriters, Inc. ("American Premier"). Shareholders of American Premier, including AFEI, received shares of New American Premier on a one-for-one basis. As a result of the merger, AFEI owns 10.0 million shares of New American Premier and New American Premier beneficially owns 83% of AFEI's Common Stock. AFEI (and
         AFC) will receive dividends paid on New American Premier common stock; however, their shares generally will not be eligible to be voted as long as AFEI (and AFC) are owned by New American Premier.

         Income Taxes AFEI files consolidated federal income tax returns with AFC. Deferred income taxes are calculated using the liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases and are measured using enacted tax rates. Current and deferred tax assets and liabilities are aggregated with other amounts receivable from or payable to AFC.

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

     B. Investment in Investees AFEI's and AFC's combined ownership of the common stock of American Premier Underwriters, Inc., American Annuity Group, Inc. and Citicasters Inc. exceeds 20%. Accordingly, these investments are accounted for under the equity method. Since AFEI's basis in certain assets and liabilities of investees differs from amounts reported by these investees, adjustments are made to their reported earnings in calculating AFEI's share of investee earnings.

         Investment in American Premier  AFEI owned approximately
         10.0 million shares of American Premier common stock at March 31, 1995 and December 31, 1994, representing 24% and 22%, respectively, of its outstanding shares. American Premier is a specialty property and casualty insurance company. The market value of AFEI's investment in American Premier was $240 million and $258 million at March 31, 1995 and December 31, 1994, respectively.

                    AMERICAN FINANCIAL ENTERPRISES, INC. 10-Q

         As discussed in Note A, AFEI received shares of New American Premier in exchange for its American Premier stock on a one-for-one basis in April 1995.

         Summarized financial information for American Premier follows (in millions):

                                                            Three months ended March 31,
                                                                   1995             1994
                 Revenues                                        $433.3           $357.8
                 Net Earnings (Loss)                               16.3            (55.9)

         American Premier's 1994 results included a $75.8 million loss on notes receivable from General Cable which American Premier sold back to General Cable at a discount in June.

         Investment in American Annuity Group  AFEI owned approximately
         3.9 million shares of American Annuity common stock at March 31, 1995 and December 31, 1994, representing 10% of its outstanding shares. American Annuity is engaged in the tax-deferred annuity business. The market value of AFEI's investment in American Annuity was $39 million and $37 million at March 31, 1995 and December 31, 1994, respectively. Summarized financial information for American Annuity follows (in millions):

                                                            Three months ended March 31,
                                                                      1995          1994
                 Revenues                                            $98.2         $92.9
                 Income from Continuing Operations                    11.4          10.8
                 Extraordinary Item                                     -           (1.1)
                 Cumulative Effect of Accounting Change                 -           (0.5)
                 Net Income                                           11.4           9.2

     Investment in Citicasters AFEI purchased 1.2 million shares of Citicasters common stock for $23.9 million cash in June 1994. These shares represented 13% of its outstanding shares at March 31, 1995 and December 31, 1994. Citicasters operates 15 radio stations along with two network-affiliated television stations in major markets throughout the country. The market value of AFEI's investment in Citicasters was $35 million and $29 million at March 31, 1995 and December 31, 1994, respectively. Summarized financial information for Citicasters follows (in millions):

                                                            Three months ended March 31,
                                                                      1995          1994
                 Net Revenues                                        $29.0         $48.4
                 Operating Income                                      4.7           7.2
                 Net Earnings (Loss)                                   1.3          (1.8)

      In the third and fourth quarters of 1994, Citicasters sold four network-affiliated television stations for $355 million in cash and a warrant to purchase common stock of the purchaser. The proceeds were used to reduce debt and repurchase shares of common stock.

                   AMERICAN FINANCIAL ENTERPRISES, INC. 10-Q

     C. Long-Term Debt AFEI has a revolving credit agreement under which it may borrow a maximum of $20 million through December 1997.
         Loans under the line of credit bear interest at rates approximating prime and are collateralized by a pledge of American Premier common stock having a market value of two times the amount borrowed under the line. The lender charges an annual fee of 1/4% of the unused portion of the line of credit.

     D. Shareholders' Equity At March 31, 1995, there were 462,500 shares of AFEI Common Stock reserved for issuance upon exercise of stock options.

     E. Income Taxes At December 31, 1994, AFEI had net operating loss carryforwards for tax return purposes of approximately $45 million which are scheduled to expire from 2000 to 2003.

                    AMERICAN FINANCIAL ENTERPRISES, INC. 10-Q

                                      ITEM 2

                       Management's Discussion and Analysis
                 of Financial Condition and Results of Operations

     GENERAL AFEI's assets consist primarily of investments in the common stock of American Premier, American Annuity and Citicasters.

     LIQUIDITY AND CAPITAL RESOURCES AFEI relies on dividends from its investees to meet fixed charges and other operating expenses. At the current indicated rate, $10 million in annual dividends from American Premier is expected to be more than sufficient to cover such charges. If, in the future, investee dividends are insufficient to meet its fixed charges and debt maturities, AFEI would be required to meet them through bank borrowings, sales of investments, borrowings from AFC, or similar transactions.

     During the first quarter of 1995, AFEI announced its intent to begin paying quarterly dividends with the first such dividend being a March payment of $.10 per share or $1.3 million.

     RESULTS OF OPERATIONS

     Investee Corporations Since AFEI's basis in certain assets and liabilities of investees differs from amounts reported by these investees, adjustments are made to AFEI's share of investee earnings. The following table presents the significant amounts used in calculating AFEI's equity in net earnings of investees for the three months ended March 31 (in millions):

                                                        American Premier    American Annuity    Citicasters
                                                         1995     1994       1995      1994      1995(*)
         Investee earnings (losses)                     $16.3   ($55.9)     $11.4      $9.2      $1.3

         AFEI's share of investee earnings (losses)     $ 3.7   ($12.3)     $ 1.1      $0.9      $0.2
         Basis adjustments, including amortization
            of goodwill                                    -      16.0         -         -       (0.1)

         Equity in net earnings of investees
            as shown in Statement of Earnings           $ 3.7    $ 3.7      $ 1.1      $0.9      $0.1

         (*)     AFEI purchased Citicasters common stock in June 1994.

     American Premier's results for 1994 included a loss of $75.8 million on the sale of General Cable notes.

     Interest Expense Interest expense increased $110,000 for the first three months of 1995 compared to the same period of 1994 due primarily to higher interest rates on borrowings.

     Income Taxes The provision for income taxes reflects the effects of deductions relating to investee dividends.

                    AMERICAN FINANCIAL ENTERPRISES, INC. 10-Q
                                     PART II
                                OTHER INFORMATION


                                      ITEM 6

                         Exhibits and Reports on Form 8-K

     (a) Exhibit 27 - Financial Data Schedule - Included in Report filed electronically with the Securities and Exchange Commission.

     (b)         Report on Form 8-K:

                          Date of Report   Item Reported
                          April 7, 1995    Acquisition of American Financial
                                           Corporation by American Premier
                                           Group, Inc.






                                    Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, American Financial Enterprises, Inc. has duly caused this Report to be signed on its behalf by the undersigned duly authorized.


                          American Financial Enterprises, Inc.



     May 11, 1995         BY: FRED J. RUNK
                              Fred J. Runk
                              Vice President and Treasurer
                                        9