Form 10-Q
period 1995-06-30
AMERICAN FINANCIAL ENTERPRISES INC /CT/
filed 1995-08-14
CIK 319157

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C.  20549


                            FORM 10-Q


     Quarterly Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934


For the Quarterly Period Ended                                 Commission File
June 30, 1995                                                  No. 1-1345



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



As of August 1, 1995, there were 13,291,117 shares of the Registrant's Common Stock outstanding.

                   AMERICAN FINANCIAL ENTERPRISES, INC. 10-Q
                                    PART I
                             FINANCIAL INFORMATION

                     AMERICAN FINANCIAL ENTERPRISES, INC.
                                 BALANCE SHEET
                            (Dollars in Thousands)

                                                           June 30,   December 31,
                                                              1995           1994
            Assets

Cash and short-term investments                           $    443       $    275
Investment in affiliates:
  American Financial Group, Inc.                           365,028           -
  American Annuity Group, Inc.                              30,479         21,461
  Citicasters Inc.                                          25,622         24,882
  American Premier Underwriters, Inc.                         -           341,276
Other assets                                                 2,489          2,502

                                                          $424,061       $390,396


    Liabilities and Shareholders' Equity

Accounts payable, accrued expenses and
  other liabilities                                       $    859       $  1,027
Payable to American Financial Corporation                   46,764         35,134
Long-term debt - payable to bank                            15,300         16,000
                                                            62,923         52,161


Shareholders' Equity:
  Preferred Stock, none issued                                -              -
  Common Stock, $1 par value
    - 20,000,000 shares authorized
    - 13,291,117 shares outstanding                         13,291         13,291
  Capital surplus                                          114,106        114,106
  Retained earnings                                        220,741        216,638
  Equity in affiliates' net unrealized gains
    (losses) on marketable securities,
    net of deferred income taxes                            13,000         (5,800)

Total Shareholders' Equity                                 361,138        338,235

                                                          $424,061       $390,396

                                                   2

                               AMERICAN FINANCIAL ENTERPRISES, INC. 10-Q

                                 AMERICAN FINANCIAL ENTERPRISES, INC.
                                       STATEMENT OF OPERATIONS
                                 (In Thousands, Except Per Share Data)

                                              Three months ended      Six months ended
                                                    June 30,              June 30,
                                                  1995      1994       1995       1994
Income:
  Equity in net earnings (losses) of
    affiliates:
      American Financial Group, Inc.           $2,940    $  -        $2,940     $ -
      American Annuity Group, Inc.              1,198        801      2,318      1,734
      Citicasters Inc.                            610       -           740       -
      American Premier Underwriters, Inc.        -       (12,025)     3,688     (8,330)
  Gain on sale of affiliate                      -           339       -           339
  Interest income                                  23         50         40         65
                                                4,771    (10,835)     9,726     (6,192)

Costs and Expenses:
  Interest charges on borrowed money              275        134        550        299
  Administrative and general expenses             357        341        785        794
                                                  632        475      1,335      1,093

Earnings (loss) before federal income taxes     4,139    (11,310)     8,391     (7,285)

Provision (credit) for federal income taxes       838     (4,572)     1,630     (3,776)

Net Earnings (Loss)                            $3,301   ($ 6,738)    $6,761    ($3,509)


Average number of common shares                13,291     13,291     13,291     13,291

Net earnings (loss) per common share             $.25      ($.51)      $.51      ($.26)

Cash dividends per common share                  $.10       $ -        $.20        $ -

                                                   3

                               AMERICAN FINANCIAL ENTERPRISES, INC. 10-Q

                                 AMERICAN FINANCIAL ENTERPRISES, INC.
                                        STATEMENT OF CASH FLOWS
                                            (In Thousands)

                                                                   Six months ended
                                                                       June 30,
                                                                   1995        1994
Operating Activities:
  Net earnings (loss)                                            $6,761    ($ 3,509)
  Adjustments:
    Equity in net losses (earnings) of affiliates                (9,686)      6,596
    Gain on sale of affiliate                                      -           (339)
    Cash dividends from affiliates                                4,976       4,380
    Decrease in other assets                                         13         341
    Increase (decrease) in payable to
      American Financial Corporation                              1,630      (3,776)
    Increase (decrease) in accounts payable, accrued
      expenses and other liabilities                               (168)         27
                                                                  3,526       3,720

Investing Activities:
  Sale of affiliate                                                -         21,628
  Purchase of affiliate                                            -        (23,852)
                                                                   -         (2,224)

Financing Activities:
  Additional long-term borrowings                                  -         13,500
  Reduction of long-term debt                                      (700)    (15,000)
  Cash dividends paid                                            (2,658)       -
                                                                 (3,358)     (1,500)

Net Increase (Decrease) in Cash and Short-term Investments          168          (4)

Cash and short-term investments at beginning of period              275         392

Cash and short-term investments at end of period                 $  443     $   388

                                                   4

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

    On April 3, 1995, American Financial Corporation ("AFC") merged with a newly formed subsidiary of American Premier Group, Inc. ("New American Premier"), another new company formed to own 100% of the common stock of AFC and American Premier Underwriters, Inc. ("American Premier"). Shareholders of American Premier, including AFEI, received shares of New American Premier on a one-for-one basis. Subsequent to the merger, New American Premier's name was changed to American Financial Group, Inc. ("AFG"). As a result of the merger, AFEI owns 10.0 million shares of AFG. AFEI (and AFC) will receive dividends paid on AFG common stock; however, their shares generally will not be eligible to be voted as long as AFEI (and AFC) are owned by AFG.

    At June 30, 1995, AFG (through AFC and its subsidiaries) owned 10,981,429 shares (83%) of AFEI's outstanding Common Stock.

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

B. Investment in Affiliates AFEI's and AFC's combined ownership of the common stock of AFG, American Annuity Group, Inc. and Citicasters Inc. exceeds 20%. Accordingly, these investments are accounted for under the equity method. Since AFEI's basis in certain assets and liabilities of affiliates differs from amounts reported by these companies, adjustments are made to their reported earnings in calculating AFEI's share of affiliate earnings.
                                       5

                   AMERICAN FINANCIAL ENTERPRISES, INC. 10-Q

    Investment in American Financial Group AFEI owned 10.0 million shares of AFG common stock at June 30, 1995 representing 14% of the shares issued by AFG at that date. Since AFEI and AFC are AFG subsidiaries, AFG does not report shares owned by them as outstanding for financial reporting purposes. AFG's subsidiaries operate in a variety of financial businesses, including property and casualty insurance and annuities. Summarized financial information for AFG follows (in millions):

                                                    Three months
                                                           ended
                                                   June 30, 1995
        Revenues                                        $1,005.9
        Earnings Before Extraordinary Items                 33.0
        Extraordinary Items                                  0.5
        Net Earnings                                        33.5

    Investment in American Annuity Group AFEI owned approximately 3.9 million shares of American Annuity common stock at June 30, 1995 and December 31, 1994, representing 10% of its outstanding shares. American Annuity is engaged in the tax-deferred annuity business. The market value of AFEI's investment in American Annuity was $38 million and $37 million at June 30, 1995 and December 31, 1994, respectively. Summarized financial information for American Annuity follows (in millions):

                                                               Six months ended June 30,
                                                                    1995          1994
                 Revenues                                         $198.7        $187.0
                 Income from Continuing Operations                  23.6          21.9
                 Loss from Discontinued Operations                    -           (2.6)
                 Extraordinary Item                                   -           (1.4)
                 Cumulative Effect of Accounting Change               -           (0.5)
                 Net Income                                         23.6          17.4

             Investment in Citicasters   AFEI purchased 1.7 million shares of
             Citicasters common stock (adjusted for a 3-for-2 stock split) for $23.9 million cash in June 1994. These shares represented 13% of its outstanding shares at June 30, 1995 and December 31, 1994. Citicasters operates 15 radio stations along with two network-affiliated television stations in major markets throughout the country. The market value of AFEI's investment in Citicasters was $48 million and $29 million at June 30, 1995 and December 31, 1994, respectively. Summarized financial information for Citicasters follows (in millions):

                                                               Six months ended June 30,
                                                                    1995          1994
                 Net Revenues                                      $65.9        $108.9
                 Operating Income                                   16.3          25.5
                 Net Earnings                                        6.5           3.4

             In the third and fourth quarters of 1994, Citicasters sold four network-affiliated television stations for $355 million in cash and a warrant to purchase common stock of the purchaser. The proceeds were used to reduce debt and repurchase shares of common stock.
                                       6

                   AMERICAN FINANCIAL ENTERPRISES, INC. 10-Q

    Investment in American Premier As discussed in Note A, AFEI received shares of American Financial Group in exchange for its American Premier stock on a one-for-one basis in April 1995. Summarized financial information for American Premier (for the periods it was accounted for as an affiliate) follows (in millions):

                                                   Three months      Six months
                                                          ended           ended
                                                 March 31, 1995   June 30, 1994
        Revenues                                         $433.3          $827.7
        Income (Loss) from Continuing Operations           16.3           (39.3)
        Loss from Discontinued Operations                    -             (1.4)
        Net Earnings (Loss)                                16.3           (40.7)

    American Premier's 1994 results included a $73.5 million loss on the sale of securities of General Cable.

C. Long-Term Debt AFEI has a revolving credit agreement under which it may borrow a maximum of $20 million through December 1997. Loans under the line of credit bear interest at rates approximating prime and are collateralized by a pledge of AFG common stock having a market value of two times the amount borrowed under the line. The lender charges an annual fee of 1/4% of the unused portion of the line of credit.

D. Shareholders' Equity At June 30, 1995, there were 462,500 shares of AFEI Common Stock reserved for issuance upon exercise of stock options.

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

                   AMERICAN FINANCIAL ENTERPRISES, INC. 10-Q

                                    ITEM 2

                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations

GENERAL AFEI's assets consist primarily of investments in the common stock of American Financial Group, American Annuity and Citicasters.

LIQUIDITY AND CAPITAL RESOURCES AFEI relies on dividends from its affiliates to meet fixed charges and other operating expenses. At the current indicated rate, $10 million in annual dividends from American Financial Group is expected to be more than sufficient to cover such charges. If, in the future, affiliate dividends are insufficient to meet its fixed charges and debt maturities, AFEI would be required to meet them through bank borrowings, sales of investments, borrowings from affiliates, or similar transactions.

During the first quarter of 1995, AFEI announced its intent to begin paying quarterly dividends. AFEI paid quarterly dividends of $.10 per share or $1.3 million in March and June.

RESULTS OF OPERATIONS

Affiliates Since AFEI's basis in certain assets and liabilities of affiliates differs from amounts reported by these companies adjustments are made to AFEI's share of affiliate earnings. The following table presents the significant amounts used in calculating AFEI's equity in net earnings (losses) of affiliates for the six months ended June 30 (in millions):

                                                        AFG       American Annuity     Citicasters    American Premier
                                                      1995(a)       1995      1994     1995(b)         1995(a)    1994
    Affiliate earnings (losses)                       $33.5        $23.6     $17.4     $6.5           $16.3     ($40.7)

    AFEI's share of affiliate earnings (losses)       $ 4.7        $ 2.3     $ 1.7     $0.8           $ 3.7      ($9.0)
    Basis adjustments, including amortization
      of goodwill                                      (1.8)          -        -       (0.1)             -         0.7

    Equity in net earnings (losses) of affiliates
      as shown in Statement of Operations             $ 2.9        $ 2.3     $ 1.7     $0.7           $ 3.7     ($ 8.3)

    (a) As discussed in Note A, AFEI received shares of AFG in exchange for its investment in American
        Premier on April 3, 1995.  Affiliate earnings for AFG are AFG's results since April and affiliate earnings for American Premier in 1995 are American Premier's first quarter results.
    (b) AFEI purchased Citicasters common stock in June 1994.

American Premier's results for 1994 included a loss of $73.5 million on the sale of securities of General Cable.

Interest Expense Interest expense increased $251,000 for the first six months of 1995 compared to the same period of 1994 due to increased average borrowings and higher interest rates on borrowings.

Income Taxes The provision for income taxes reflects the effects of deductions relating to affiliate dividends.
                                       8

                   AMERICAN FINANCIAL ENTERPRISES, INC. 10-Q
                                    PART II
                               OTHER INFORMATION


                                    ITEM 4

              Submission of Matters to a Vote of Security Holders

The Registrant's annual shareholders' meeting was held May 16, 1995. Proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. The nominated directors were elected as indicated below:

                                                  Votes
                                                       Against or
       Nominated Directors                    For        Withheld
       Carl H. Lindner                     12,843,507       1,360
       Julius S. Anreder                   12,843,507       1,360
       James E. Evans                      12,843,507       1,360
       Robert D. Lindner                   12,843,507       1,360
       Fred J. Runk                        12,843,567       1,300
       Ronald F. Walker                    12,843,567       1,300

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


                                        American Financial Enterprises, Inc.



August 11, 1995                         BY: FRED J. RUNK
                                            Fred J. Runk
                                            Vice President and Treasurer