Form 10-Q
period 1995-09-30
AMERICAN FINANCIAL ENTERPRISES INC /CT/
filed 1995-11-13
CIK 319157

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C.  20549


                            FORM 10-Q


     Quarterly Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934


For the Quarterly Period Ended                              Commission File
September 30, 1995                                          No. 1-1345



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



As of November 1, 1995, there were 13,291,117 shares of the Registrant's Common Stock outstanding.

                   AMERICAN FINANCIAL ENTERPRISES, INC. 10-Q
                                    PART I
                             FINANCIAL INFORMATION

                     AMERICAN FINANCIAL ENTERPRISES, INC.
                                 BALANCE SHEET
                            (Dollars in Thousands)

                                                      September 30,   December 31,
                                                              1995           1994
                                                      ------------    -----------
            Assets

Cash and short-term investments                           $    203       $    275
Investment in affiliates:
  American Financial Group, Inc.                           367,948           -
  American Annuity Group, Inc.                              35,885         21,461
  Citicasters Inc.                                          25,906         24,882
  American Premier Underwriters, Inc.                         -           341,276
Other assets                                                 2,487          2,502
                                                          --------       --------
                                                          $432,429       $390,396
                                                          ========       ========

    Liabilities and Shareholders' Equity

Accounts payable, accrued expenses and
  other liabilities                                       $  1,040       $  1,027
Payable to American Financial Corporation                   48,601         35,134
Long-term debt - payable to bank                            18,100         16,000
                                                          --------       --------
                                                            67,741         52,161

Shareholders' Equity:
  Preferred Stock, none issued                                -              -
  Common Stock, $1 par value
    - 20,000,000 shares authorized
    - 13,291,117 shares outstanding                         13,291         13,291
  Capital surplus                                          114,106        114,106
  Retained earnings                                        224,191        216,638
  Equity in affiliates' net unrealized gains
    (losses) on marketable securities,
    net of deferred income taxes                            13,100         (5,800)
                                                          --------       --------
Total Shareholders' Equity                                 364,688        338,235
                                                          --------       --------
                                                          $432,429       $390,396
                                                          ========       ========

                                       2

                   AMERICAN FINANCIAL ENTERPRISES, INC. 10-Q

                     AMERICAN FINANCIAL ENTERPRISES, INC.
                            STATEMENT OF EARNINGS
                     (In Thousands, Except Per Share Data)

                                              Three months ended     Nine months ended
                                                 September 30,         September 30,
                                              ------------------    ------------------
                                                  1995      1994       1995       1994
                                               -------   -------    -------     ------
Income:
  Equity in net earnings (losses) of
    affiliates:
      American Financial Group, Inc.           $5,209     $ -       $ 8,149     $ -
      American Premier Underwriters, Inc.        -         5,385      3,688     (2,945)
      American Annuity Group, Inc.              1,641        885      3,959      2,619
      Citicasters Inc.                            350        300      1,090        300
Other income                                      114         11        154        415
                                               ------     ------    -------     ------
                                                7,314      6,581     17,040        389

Costs and Expenses:
  Interest charges on borrowed money              287        179        837        478
  Administrative and general expenses             611        561      1,396      1,355
                                               ------     ------    -------     ------
                                                  898        740      2,233      1,833
                                               ------     ------    -------     ------

Earnings (loss) before federal income taxes     6,416      5,841     14,807     (1,444)

Provision (credit) for federal income taxes     1,637      1,432      3,267     (2,344)
                                               ------     ------    -------     ------

Net Earnings                                   $4,779     $4,409    $11,540     $  900
                                               ======     ======    =======     ======

Average number of common shares                13,291     13,291     13,291     13,291

Net earnings per common share                    $.36       $.33       $.87       $.07
                                                 ====       ====       ====       ====

Cash dividends per common share                  $.10       $ -        $.30       $ -

                   AMERICAN FINANCIAL ENTERPRISES, INC. 10-Q

                     AMERICAN FINANCIAL ENTERPRISES, INC.
                            STATEMENT OF CASH FLOWS
                                (In Thousands)

                                                                 Nine months ended
                                                                    September 30,
                                                                -------------------
                                                                   1995        1994
                                                                -------     -------
Operating Activities:
  Net earnings                                                  $11,540     $   900
  Adjustments:
    Equity in net (earnings) losses of affiliates               (16,886)         26
    Cash dividends from affiliates                                7,465       6,570
    Decrease in other assets                                         15         339
    Increase (decrease) in payable to
      American Financial Corporation                              3,267      (2,344)
    Increase in accounts payable, accrued
      expenses and other liabilities                                 13         268
    Other, net                                                       66        (339)
                                                                -------     -------
                                                                  5,480       5,420
                                                                -------     -------
Investing Activities:
  Sale of affiliate                                                 -        21,628
  Purchase of affiliate                                          (3,665)    (23,852)
                                                                -------     -------
                                                                 (3,665)     (2,224)
                                                                -------     -------

Financing Activities:
  Additional long-term borrowings                                 2,800      13,500
  Reduction of long-term debt                                      (700)    (16,500)
  Cash dividends paid                                            (3,987)       -
                                                                -------     -------
                                                                 (1,887)     (3,000)
                                                                -------     -------

Net Increase (Decrease) in Cash and Short-term Investments          (72)        196

Cash and short-term investments at beginning of period              275         392
                                                                -------     -------

Cash and short-term investments at end of period                $   203     $   588
                                                                =======     =======

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

    At September 30, 1995, AFG (through AFC and its subsidiaries) owned 10,981,429 shares (83%) of AFEI's outstanding Common Stock.

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

    INVESTMENT IN AMERICAN FINANCIAL GROUP AFEI owned 10.0 million shares of AFG common stock at September 30, 1995 representing 13% of the shares issued by AFG at that date. Since AFEI and AFC are AFG subsidiaries, AFG does not report shares owned
                                       5

                   AMERICAN FINANCIAL ENTERPRISES, INC. 10-Q by them as outstanding for financial reporting purposes. The market value of AFEI's investment in AFG was $299 million at September 30, 1995. AFG's subsidiaries operate in a variety of financial businesses, including property and casualty insurance and annuities. Summarized financial information for AFG follows (in millions):

                                                 Six months ended
                                               September 30, 1995
                                               ------------------
        Revenues                                         $2,008.4
        Earnings Before Extraordinary Items                  83.9
        Extraordinary Items                                   2.6
        Net Earnings                                         86.5

    INVESTMENT IN AMERICAN ANNUITY GROUP Pursuant to a rights offering, AFEI purchased 390,000 shares of American Annuity common stock for $3.7 million cash in August 1995. AFEI owned approximately 4.2 million and 3.9 million shares of American Annuity common stock at September 30, 1995 and December 31, 1994, respectively, representing 10% of its outstanding shares. The market value of AFEI's investment in American Annuity was $47 million and $37 million at September 30, 1995 and December 31, 1994, respectively. American Annuity is engaged in the tax-deferred annuity business. Summarized financial information for American Annuity follows (in millions):

                                                            Nine months ended
                                                                September 30,
                                                           ------------------
                                                             1995        1994
                                                           ------      ------
        Revenues                                           $307.9      $278.7
        Income from Continuing Operations                    40.2        31.3
        Loss from Discontinued Operations                      -         (2.6)
        Extraordinary Item                                     -         (1.8)
        Cumulative Effect of Accounting Change                 -         (0.5)
        Net Income                                           40.2        26.4

    INVESTMENT IN CITICASTERS   AFEI purchased 1.7 million shares of
    Citicasters common stock (adjusted for a 3-for-2 stock split) for $23.9 million cash in June 1994. These shares represented 13% of its outstanding shares at September 30, 1995 and December 31, 1994. The market value of AFEI's investment in Citicasters was $58 million and $29 million at September 30, 1995 and December 31, 1994, respectively. Citicasters operates 16 radio stations along with two network-affiliated television stations in major markets throughout the country. Summarized financial information for Citicasters follows (in millions):

                                                            Nine months ended
                                                                September 30,
                                                           ------------------
                                                             1995        1994
                                                           ------      ------
        Net Revenues                                       $100.1      $159.8
        Operating Income                                     25.2        38.9
        Net Earnings                                          9.8        48.3

    In the third and fourth quarters of 1994, Citicasters sold four network-affiliated television stations for $355 million in cash and a warrant to purchase common stock of the purchaser. The proceeds were used to reduce debt
                                       6

                   AMERICAN FINANCIAL ENTERPRISES, INC. 10-Q and repurchase shares of common stock. Included in Citicasters' net earnings for the nine months ended September 30, 1994, is a net gain of $41.7 million from the sale of three of these stations which, under accounting rules, was not included in determining AFEI's equity in Citicasters' earnings.

    INVESTMENT IN AMERICAN PREMIER As discussed in Note A, AFEI received shares of American Financial Group in exchange for its American Premier stock on a one-for-one basis in April 1995. Summarized financial information for American Premier (for the periods it was accounted for as an affiliate) follows (in millions):

                                             Three months ended    Nine months ended
                                                 March 31, 1995   September 30, 1994
                                             ------------------   ------------------
        Revenues                                         $433.3             $1,304.3
        Income (Loss) from Continuing Operations           16.3                (14.1)
        Loss from Discontinued Operations                    -                  (0.5)
        Net Earnings (Loss)                                16.3                (14.6)

    American Premier's 1994 results included a $75.8 million loss on the sale of securities of General Cable.

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

D. SHAREHOLDERS' EQUITY At September 30, 1995, there were 462,500 shares of AFEI Common Stock reserved for issuance upon exercise of stock options.

E. INCOME TAXES At December 31, 1994, AFEI had net operating loss carryforwards for tax return purposes of approximately $45 million which are scheduled to expire from 2000 to 2003.
                                       7

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

During the first quarter of 1995, AFEI announced its intent to begin paying quarterly dividends. AFEI paid quarterly dividends of $.10 per share or $1.3 million in March, June and September.

RESULTS OF OPERATIONS

AFFILIATES Since AFEI's basis in certain assets and liabilities of affiliates differs from amounts reported by these companies adjustments are made to AFEI's share of affiliate earnings. The following table presents the significant amounts used in calculating AFEI's equity in net earnings (losses) of affiliates for the nine months ended September 30 (in millions):

                                                        AFG       American Annuity       Citicasters   American Premier
                                                      -------     ----------------     -------------   ----------------
                                                       1995(a)      1995      1994     1995   1994(b)   1995(a)    1994
                                                       ----         ----      ----     ----   ----      ----       ----
    Affiliate earnings (losses)                       $86.5        $40.2     $26.4     $9.8  $44.9     $16.3     ($14.6)
                                                      =====        =====     =====     ====  =====     =====      =====

    AFEI's share of affiliate earnings (losses)       $11.7        $ 4.0     $ 2.6     $1.3  $ 4.9     $ 3.7     ($ 3.2)
    Basis adjustments, including amortization
      of goodwill                                      (3.6)         -         -       (0.2)  (4.6)       -         0.3
                                                      -----        -----     -----     ----  -----     -----      -----
    Equity in net earnings (losses) of affiliates
      as shown in Statement of Earnings               $ 8.1        $ 4.0     $ 2.6     $1.1  $ 0.3     $ 3.7     ($ 2.9)
                                                      =====        =====     =====     ====  =====     =====      =====

    (a) As discussed in Note A, AFEI received shares of AFG in exchange for its investment in American
        Premier on April 3, 1995.  Affiliate earnings for AFG are AFG's results since April and affiliate earnings for American Premier in 1995 are American Premier's first quarter results.
    (b) Represents Citicasters' results since June 30, 1994, the date of AFEI's acquisition of Citicasters shares.

Citicasters' results for the 1994 period included a $41.7 million aftertax gain from the sale of three television stations which was not included in determining AFEI's equity in Citicasters' earnings.

American Premier's results for the 1994 period included a loss of $75.8 million on the sale of securities of General Cable.

OTHER INCOME Other income for the third quarter of 1995 includes a gain of $95,000 on the disposal of 4,492 shares of Citicasters. Other income for the nine months ended September 30, 1994, includes a $339,000 gain on the sale of AFEI's General Cable shares.

INTEREST EXPENSE Interest expense increased $359,000 for the first nine months of 1995 compared to the same period of 1994 due to increased average borrowings and higher interest rates on borrowings.

INCOME TAXES The provision (credit) for income taxes reflects the effects of deductions relating to affiliate dividends.
                                       8

                   AMERICAN FINANCIAL ENTERPRISES, INC. 10-Q
                                    PART II
                               OTHER INFORMATION


                                    ITEM 6

                       Exhibits and Reports on Form 8-K
                       --------------------------------

(a) Exhibit 27 - Financial Data Schedule - Included in Report filed electronically with the Securities and Exchange Commission.

(b) Report on Form 8-K:

           Date of Report     Item Reported
           --------------     -------------
           August 29, 1995    Change in Parent's Independent Auditors



              --------------------------------------------------------




                                   Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, American Financial Enterprises, Inc. has duly caused this Report to be signed on its behalf by the undersigned duly authorized.


                                         American Financial Enterprises, Inc.



November 13, 1995                        BY: FRED J. RUNK
                                             ----------------------------
                                             Fred J. Runk
                                             Vice President and Treasurer