Form 10-K405
period 1995-12-31
AMERICAN FINANCIAL ENTERPRISES INC /CT/
filed 1996-03-29
CIK 319157

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


                              FORM 10-K


         Annual Report Pursuant to Section 13 or 15(d) of the
                   Securities Exchange Act of 1934

For the Fiscal Year Ended                          Commission File
December 31, 1995                                  No. 1-1345


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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and need not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    As of March 15, 1996, there were 13,291,117 shares of the Registrant's Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates at that date, was approximately $58 million (based upon non-affiliated holdings of 2,309,688 shares and a market price of $25.25 per share).

                          _________________

                 Documents Incorporated by Reference:

    Proxy Statement for the 1996 Annual Meeting of Shareholders
(portions of which are incorporated by reference into Part III hereof).

               AMERICAN FINANCIAL ENTERPRISES, INC.

                      INDEX TO ANNUAL REPORT

                           ON FORM 10-K


Part I                                                       Page
  Item  1 - Business                                            1
  Item  2 - Properties                                          *
  Item  3 - Legal Proceedings                                   *
  Item  4 - Submission of Matters to a Vote of Security Holders *


Part II
  Item  5 - Market for Registrant's Common Equity and Related
              Stockholder Matters                               2
  Item  6 - Selected Financial Data                             2
  Item  7 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations               3
  Item  8 - Financial Statements and Supplementary Data         5
  Item  9 - Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure            6


Part III
  Item 10 - Directors and Executive Officers of the Registrant  6
  Item 11 - Executive Compensation                              6
  Item 12 - Security Ownership of Certain Beneficial Owners
              and Management                                    6
  Item 13 - Certain Relationships and Related Transactions      6


Part IV
  Item 14 - Exhibits, Financial Statement Schedules, and
              Reports on Form 8-K                             S-1





* The response to this Item is "none".

                              PART I

                              ITEM 1

                             Business
Introduction

   American Financial Enterprises, Inc. ("AFEI") was incorporated as a Connecticut corporation in August 1980. Its address is One East Fourth Street, Cincinnati, Ohio 45202; its phone number is
(513) 579-2172. AFEI's assets consist primarily of investments in equity securities of affiliate corporations. AFEI employs fewer than ten people, all of whom currently spend a significant portion of their time as employees of its parent, American Financial Corporation ("AFC"), and its subsidiaries.

   On April 3, 1995, American Financial Corporation merged with a newly formed subsidiary of American Premier Group, Inc. ("New American Premier"), another new company formed to own 100% of the common stock of AFC and American Premier Underwriters, Inc. ("American Premier"). Shareholders of American Premier, including AFEI, received shares of New American Premier on a one-for-one basis. Subsequent to the merger, New American Premier's name was changed to American Financial Group, Inc. ("AFG"). AFEI (and AFC) receive dividends paid on AFG common stock; however, their shares generally will not be eligible to be voted as long as AFEI (and AFC) are owned by AFG. At March 1, 1996, AFG (through AFC and its subsidiaries) owned approximately 83% of AFEI's outstanding shares of Common Stock.

Investment in Affiliates

   At December 31, 1995, AFEI had investments in three companies, all of which are accounted for as affiliates under the equity method. Under this method, AFEI includes in its income the portion of the net earnings of these companies attributable to the common shares owned by AFEI, even though they might not be received as dividends. See Note B to AFEI's Financial Statements. The following table shows certain information concerning AFEI's investments in affiliates (in millions):

                                           Additional             AFEI's Investment (a)
                                            Ownership      Carrying
                          AFEI Ownership   by Affiliates   Value at        Market Value at
Affiliate                  Shares   %      Shares   %      12/31/95     12/31/95   3/15/96
American Financial Group     10.0   13%     8.7    11%         $396         $305      $296
American Annuity Group        4.2   10%    30.9    71%           42           51        53
Citicasters                   2.6   13%     5.0    25%           26           62        76
                                                               $464         $418      $425

(a) Carrying value represents acquisition cost plus AFEI's equity in undistributed earnings and losses.

   AFG's subsidiaries operate primarily in specialty and multi-line property and casualty insurance and, through American Annuity, the sale of tax-deferred annuities and certain life and health insurance. Citicasters operates nineteen radio stations along with two network-affiliated television stations in major markets throughout the country.

   In February 1996, Citicasters entered into a merger agreement with Jacor Communications, Inc. pursuant to which each Citicasters shareholder, including AFEI, will receive $29.50 per share in cash plus warrants to purchase Jacor common stock. AFEI purchased 2.6 million common shares (adjusted for 1995 stock splits) of Citicasters for $23.9 million cash in June 1994. Pursuant to a rights offering, AFEI purchased approximately 390,000 shares of American Annuity common stock for $3.7 million in August 1995. In June 1994, AFEI sold its investment in General Cable to an unaffiliated company for $21.6 million cash.

                              PART II

                               ITEM 5

               Market for Registrant's Common Equity
                  and Related Stockholder Matters

   AFEI's Common Stock is listed on the Pacific and Chicago Stock Exchanges under the symbols AFEP and AFEM, respectively. The table below sets forth the high and low sales prices for the Common Stock as reported on the Pacific Stock Exchange and the dividends paid.

                       1995                           1994
  Quarter       Low    High   Dividends        Low    High   Dividends
  First      $20.50  $24.00       $.10      $25.00  $26.88          -
  Second      20.25   23.00        .10       23.00   26.50          -
  Third       22.00   24.00        .10       22.00   24.00          -
  Fourth      21.75   24.50        .25       20.50   24.00        $.45

   The number of beneficial owners of AFEI's Common Stock at March 1, 1996, was in excess of 500; registered holders numbered approximately 270.

                               ITEM 6

                      Selected Financial Data

   The following financial data (in thousands, except per share data) has been summarized from, and should be read in conjunction with, AFEI's financial statements.

                                          1995         1994      1993         1992      1991
Earnings Statement Data:
  Total Revenues                       $32,053       $5,196    $78,773    $12,285     $9,605
  Earnings (Loss) Before Cumulative
    Effect of Affiliate Accounting
    Changes (a)                         20,912        4,210     42,674       (979)    (5,845)
  Net Earnings (Loss)                   20,912        4,210     42,674     48,088     (5,845)

  Earnings (Loss) Per Common Share:
    Before Cumulative Effect of
     Affiliate Accounting Changes        $1.57        $.32       $3.21     ($ .07)     ($.44)
    Net Earnings (Loss)                   1.57         .32        3.21       3.62       (.44)

  Cash Dividends Per Common Share          .55         .45         .05        .02        .02

Balance Sheet Data:
  Total Assets                        $465,247     $390,396   $411,317   $487,137   $414,783
  Long-term Debt                        19,667(b)    16,000     15,000    161,500    152,500
  Shareholders' Equity                 384,037      338,235    352,206    303,797    255,975
  Book Value Per Common Share            28.89        25.45      26.50      22.86      19.26

(a) Effective January 1, 1992, two affiliates recorded adjustments for cumulative effects of accounting changes from the implementation of Financial Accounting Standards Board
     Statements.

(b)  Represents borrowings under AFEI's credit line with AFC.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources of Funds   AFEI relies on dividends from its affiliates
to meet fixed charges and other operating expenses. At the current indicated rate, $10 million in annual dividends from American Financial Group is expected to be more than sufficient to cover such charges. If, in the future, affiliate dividends are insufficient to meet its fixed charges and debt maturities, AFEI would be required to meet them through bank borrowings, sales of investments, borrowings from affiliates, or similar transactions.

   AFEI has two revolving credit agreements under which it may borrow an aggregate maximum of $25 million at any one time. At December 31, 1995, AFEI had $19.7 million borrowed under its credit line with AFC and no outstanding borrowings under its bank line.

   Pursuant to a rights offering, AFEI purchased 390,000 shares of American Annuity for $3.7 million in August 1995, primarily using funds borrowed under its bank line. In June 1994, AFEI sold its investment in General Cable for $21.6 million cash and repaid its bank debt. Also in June 1994, AFEI purchased 2.6 million shares (adjusted for 1995 stock splits) of Citicasters common stock for $23.9 million, using the balance of the proceeds from the General Cable sale in addition to $13.5 million borrowed under its bank line.

   AFEI paid dividends of $7.3 million ($.55 per common share) in 1995 and $6.0 million ($.45 per common share) in 1994.

Capital Requirements AFEI is not engaged in capital-intensive businesses and therefore does not have significant capital resource requirements. Since AFEI has a limited number of employees, all of whom spend a significant portion of their time as employees of AFC, there have been no direct expenditures for fixed assets or rentals.

RESULTS OF OPERATIONS - THREE YEARS ENDED DECEMBER 31, 1995

Affiliates Equity in net earnings and losses of affiliates (companies in which AFEI owns a significant portion of the voting stock) represents AFEI's proportionate share of the affiliates' earnings and losses. Since AFEI's basis in certain assets and liabilities of affiliates differs from amounts reported by these companies, adjustments are made to AFEI's share of their reported earnings.

   Equity in net earnings of affiliates increased $27 million in 1995 compared to 1994. Included in 1994 is AFEI's share (approximately $15 million) of American Premier's loss on the sale of General Cable securities. Included in 1993 is AFEI's share (approximately $35 million) of a tax benefit recorded by American Premier. The following table presents the significant amounts used in calculating AFEI's equity in net earnings (losses) of affiliates (in millions):

                                   AFG           American Premier            American Annuity
                                1995   (a)     1995(a)  1994     1993      1995    1994     1993
Affiliate earnings (losses)   $161.4         $16.3     $ 0.3   $232.0     $55.3   $36.1    $40.0

AFEI's share of affiliate
  earnings (losses)           $ 22.1         $ 3.7     $ 0.1   $ 65.0     $ 5.4   $ 3.6    $ 4.1
Basis adjustments, including
  amortization of goodwill      (1.0)          -         0.1      1.2       -       -        -

Equity in net earnings of
  affiliates as shown in
  Statement of Earnings       $ 21.1         $ 3.7     $ 0.2   $ 66.2     $ 5.4   $ 3.6    $ 4.1

                                   Citicasters          General Cable
                                1995       1994  (b)    (c)      1993

Affiliate earnings (losses)    $14.3      $59.7                ($57.6)

AFEI's share of affiliate
  earnings (losses)            $ 1.9      $ 7.2                ($16.1)
Basis adjustments, including
  amortization of goodwill      (0.3)      (6.2)                 17.3

Equity in net earnings of
  affiliates as shown in
  Statement of Earnings        $ 1.6      $ 1.0                 $ 1.2

(a) AFEI received shares of AFG in exchange for its investment in American Premier on April 3, 1995. Affiliate earnings for AFG are AFG's results since April and affiliate earnings for American Premier in 1995 are American Premier's first quarter results.
(b) Represents Citicasters' results since June 30, 1994, the date of AFEI's acquisition of its Citicasters shares.
(c) Equity accounting ceased as of December 31, 1993, pending the sale of General Cable shares.

   American Financial Group AFG reported net income of $161.4 million in the nine months ended December 31, 1995. As discussed in Note A, AFEI received shares of AFG, a new company formed to own both AFC and American Premier, in exchange for its American Premier stock on a one-for-one basis on April 3, 1995. No gain or loss was recorded on the exchange of shares.

   American Premier American Premier reported net income of $300,000 in 1994 and $232.0 million in 1993. Results for 1994 included a loss of $75.8 million on the sale of General Cable securities. Results for 1993 included a tax benefit of $132 million attributable to an increase in American Premier's net deferred tax asset.

   American Annuity American Annuity reported net income of $55.3 million in 1995, $36.1 million in 1994 and $40.0 million in 1993. American Annuity's results for 1995 included after-tax realized gains of $10.2 million compared to realized losses of $100,000 in 1994 and realized gains of $23.1 million in 1993. Results for 1993 also included an after-tax provision for relocation expenses of $5.2 million.

   Citicasters Citicasters reported net income of $14.3 million in 1995 and $59.7 million in the six months ended December 31, 1994. Citicasters' results for 1994 included a $50.1 million after-tax gain from the sale of four television stations which was not included in determining AFEI's equity in Citicasters' earnings.

   Gains on Sales of Affiliates AFEI recognized pretax gains of $339,000 on the sale of its General Cable shares in June 1994, and $7.1 million on the sale of 4.5 million shares of American Premier in 1993.

Interest Expense Interest expense increased to $1.2 million in 1995 from $665,000 in 1994 due to increased average borrowings and higher interest rates on borrowings. The $10.6 million decrease in interest expense in 1994 compared to 1993 was due to the repayment of borrowings in 1993.

Administrative and General Expenses   Administrative and general
expenses included charges of $320,000 in each of the years 1995, 1994 and 1993 for accounting, legal, data processing, tax and investment services provided by AFC. As a subsidiary of AFC, AFEI does not incur all of the costs of operating as an independent entity. While it is not practical to estimate all of the costs of operating as a separate entity, management believes the above expense allocation is reasonable.

Income Taxes The provision (credit) for income taxes reflects the effects of deductions relating to affiliate dividends.



                                ITEM 8

             Financial Statements and Supplementary Data
                                                            Page

Reports of Independent Auditors                              F-1

Balance Sheet:
  December 31, 1995 and 1994                                 F-4

Statement of Earnings:
  Years ended December 31, 1995, 1994 and 1993               F-5

Statement of Changes in Shareholders' Equity:
  Years ended December 31, 1995, 1994 and 1993               F-6

Statement of Cash Flows:
  Years ended December 31, 1995, 1994 and 1993               F-7

Notes to Financial Statements                                F-8


"Selected Quarterly Financial Data" has been included in Note G to
AFEI's
Financial Statements.

                                ITEM 9

     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     AFEI filed a report on Form 8-K on August 29, 1995, reporting a change in independent accountants of American Premier Underwriters, Inc., an AFEI investee. The report is incorporated herein by reference.



                               PART III

   The information required by the following Items will be included in AFEI's definitive Proxy Statement which will be filed with the Securities and Exchange Commission in connection with the 1996
Annual Meeting of Shareholders and is incorporated herein by reference.


  ITEM 10      Directors and Executive Officers of the Registrant


  ITEM 11      Executive Compensation


  ITEM 12      Security Ownership of Certain Beneficial Owners and Management


  ITEM 13      Certain Relationships and Related Transactions

                    REPORTS OF INDEPENDENT AUDITORS

Board of Directors
American Financial Enterprises, Inc.

We have audited the accompanying balance sheets of American Financial Enterprises, Inc. as of December 31, 1995 and 1994, and the related statements of earnings, changes in shareholders' equity, and cash flows for each of the three years in the period ended
December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of American Premier Underwriters, Inc. (1994 and
1993) and General Cable Corporation (1993) have been audited by other auditors whose reports have been furnished to us; insofar as our opinion on the financial statements relates to data included for those corporations, it is based solely on their reports.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of American Financial Enterprises, Inc. at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.




                                                       ERNST & YOUNG LLP


Cincinnati, Ohio
March 15, 1996

         REPORT OF AMERICAN PREMIER'S INDEPENDENT AUDITORS



     American Premier Underwriters, Inc.

     We have audited the financial statements and the financial statement schedules of American Premier Underwriters, Inc. and Consolidated Subsidiaries listed in the Index to Financial Statements and Financial Statement Schedules of American Premier Underwriters, Inc.'s Form 10-K for the year ended December 31, 1994 (not presented separately herein). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

     In our opinion, such financial statements present fairly, in all material respects, the financial position of American Premier Underwriters, Inc. and Consolidated Subsidiaries at December 31, 1994 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information shown therein.




     DELOITTE & TOUCHE LLP



     Cincinnati, Ohio
     February 15, 1995
     (March 23, 1995 with respect to the
     acquisition of American Financial
     Corporation as discussed in Note B to
     American Premier's financial statements)

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of General Cable Corporation and subsidiaries at December 31, 1993 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information shown therein.



     DELOITTE & TOUCHE



     Cincinnati, Ohio
     February 18, 1994

                 AMERICAN FINANCIAL ENTERPRISES, INC.

                            BALANCE SHEET

                        (Dollars in Thousands)

                                                     December 31,
                                                  1995          1994
        Assets
Cash and short-term investments                $    506     $    275
Investment in affiliates:
  American Financial Group, Inc.                396,427         -
  American Premier Underwriters, Inc.              -         341,276
  American Annuity Group, Inc.                   41,978       21,461
  Citicasters Inc.                               26,336       24,882
Other assets                                       -           2,502

                                               $465,247     $390,396



    Liabilities and Shareholders' Equity

Accounts payable, accrued expenses and
  other liabilities                            $    975     $  1,027
Payable to American Financial Corporation        80,235       35,134
Long-term debt - payable to bank                   -          16,000
                                                 81,210       52,161

Shareholders' Equity:
  Preferred Stock, none issued                     -            -
  Common Stock, $1 par value
    - 20,000,000 shares authorized
    - 13,291,117 shares outstanding              13,291       13,291
  Capital surplus                               114,106      114,106
  Retained earnings                             230,240      216,638
  Equity in affiliates' net unrealized
    gains (losses) on marketable securities,
    net of deferred income taxes                 26,400       (5,800)

    Total Shareholders' Equity                  384,037      338,235

                                               $465,247     $390,396




See notes to financial statements.

                 AMERICAN FINANCIAL ENTERPRISES, INC.

                        STATEMENT OF EARNINGS

                (In Thousands, Except Per Share Data)

                                                     Year ended December 31,
                                                  1995         1994        1993
Income:
  Equity in net earnings of affiliates:
    American Financial Group, Inc.             $21,128       $ -        $  -
    American Premier Underwriters, Inc.          3,688          158      66,161
    American Annuity Group, Inc.                 5,449        3,578       4,053
    Citicasters Inc.                             1,607        1,030        -
    General Cable Corporation                     -            -          1,158
  Gains on sales of affiliates                      95          339       7,095
  Interest income                                   86           91         306
                                                32,053        5,196      78,773

Costs and Expenses:
  Interest charges on borrowed money             1,161          665      11,300
  Administrative and general expenses            1,857        2,080       1,549
                                                 3,018        2,745      12,849

Earnings before federal income taxes            29,035        2,451      65,924

Provision (credit) for federal income taxes      8,123       (1,759)     23,250

Net Earnings                                   $20,912       $4,210     $42,674


Average number of common shares                 13,291       13,291      13,291

Net earnings per common share                    $1.57         $.32       $3.21

Cash dividends per common share                   $.55         $.45        $.05





See notes to financial statements.

                 AMERICAN FINANCIAL ENTERPRISES, INC.

             STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                            (In Thousands)

                                                                Year ended December 31,
                                                              1995        1994        1993
Common Stock:
  Balance at Beginning and End of Period                  $ 13,291    $ 13,291    $ 13,291



Capital Surplus:
  Balance at Beginning and End of Period                  $114,106    $114,106    $114,106



Retained Earnings:
  Balance at Beginning of Period                          $216,638    $218,409    $176,400
  Net earnings                                              20,912       4,210      42,674
  Cash dividends paid                                       (7,310)     (5,981)       (665)
       Balance at End of Period                           $230,240    $216,638    $218,409



Equity in Affiliates' Net Unrealized Gains (Losses) on
   Marketable Securities, Net of Deferred Income Taxes:
    Balance at Beginning of Period                       ($  5,800)   $  6,400    $   -
    Change during period                                    32,200     (12,200)      6,400
       Balance at End of Period                           $ 26,400   ($  5,800)   $  6,400



See notes to financial statements.

                 AMERICAN FINANCIAL ENTERPRISES, INC.

                       STATEMENT OF CASH FLOWS

                            (In Thousands)

                                                                  Year ended December 31,
                                                                1995      1994       1993
Operating Activities:
  Net earnings                                               $20,912   $ 4,210    $42,674
  Adjustments:
    Equity in net earnings of affiliates                     (31,872)   (4,766)   (71,372)
    Gains on sales of affiliates                                 (95)     (339)    (7,095)
    Cash dividends from affiliates                            10,337     8,991     11,367
    Decrease in other assets                                      14       342        270
    Increase (decrease) in payable to AFC                      8,134    (1,759)    23,250
    Increase (decrease) in accounts payable,
      accrued expenses and other liabilities                     (52)      409     (4,479)
    Other                                                        161      -          -
                                                               7,539     7,088     (5,385)

Investing Activities:
  Sales of affiliates                                           -       21,628    150,610
  Purchases of affiliates                                     (3,665)  (23,852)      -
                                                              (3,665)   (2,224)   150,610

Financing Activities:
  Additional long-term borrowings                              4,300    18,500     3,000
  Borrowings from AFC                                         19,667     -          -
  Reduction of long-term debt                                (20,300)  (17,500)  (149,500)
  Cash dividends paid                                         (7,310)   (5,981)      (665)
                                                              (3,643)   (4,981)  (147,165)

Net Increase (Decrease) In Cash and Short-term Investments       231    (117)      (1,940)

Cash and short-term investments at beginning
  of period                                                      275       392      2,332

Cash and short-term investments at end of period             $   506   $   275   $    392




See notes to financial statements.

                 AMERICAN FINANCIAL ENTERPRISES, INC.

                    NOTES TO FINANCIAL STATEMENTS


A. Basis of Presentation American Financial Enterprises, Inc. ("AFEI") became a subsidiary of American Financial Corporation ("AFC") in 1980 as a result of the reorganization of The New York, New Haven and Hartford Railroad Company. On April 3, 1995, AFC merged with a newly formed subsidiary of American Premier Group, Inc. ("New American Premier"), another new company formed to own 100% of the common stock of AFC and American Premier Underwriters, Inc. ("American Premier"). Shareholders of American Premier, including AFEI, received shares of New American Premier on a one-for-one basis. Subsequent to the merger, New American Premier's name was changed to American Financial Group, Inc. ("AFG"). At December 31, 1995, AFG (through AFC and its subsidiaries) owned 10,981,429 shares (83%) of AFEI's outstanding Common Stock. Certain reclassification have been made to prior years to conform to the current year's presentation.

   The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from those estimates.

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

B. Investment in Affiliates AFEI's and AFC's combined ownership of the common stock of AFG, American Annuity Group, Inc. and Citicasters Inc. exceeds 20%. Accordingly, these investments are accounted for under the equity method. Under this method, AFEI includes in its income the portion of the net earnings of these companies attributable to the common shares owned by AFEI, even though they might not be received as dividends. Included in AFEI's balance sheet is its portion of affiliates' unrealized gains and losses on marketable securities.

   Since AFEI's basis in certain assets and liabilities of affiliates differs from amounts reported by these companies, adjustments are made to their reported earnings in calculating

   AFEI's share of affiliate earnings. Included in AFEI's retained earnings at December 31, 1995, was $131 million applicable to its equity in undistributed net earnings of affiliates.

   Investment in American Financial Group AFEI owned 10.0 million shares (13%) of AFG's common stock at December 31, 1995. Since AFEI and AFC are AFG subsidiaries, AFG does not report shares owned by them as outstanding for financial reporting purposes.

                 AMERICAN FINANCIAL ENTERPRISES, INC.

   AFEI (and AFC) receive dividends paid on AFG common stock; however, their shares generally will not be eligible to be voted as long as AFEI (and AFC) are owned by AFG. The market value of AFEI's investment in AFG was $305 million at December 31, 1995 and $296 million at March 15, 1996. AFG's subsidiaries operate primarily in specialty and multi-line property and casualty insurance and the sale of tax-deferred annuities.

   Summarized financial information for AFG (for the period it was accounted for as an affiliate) follows (in millions):

                                          Nine months
                                                ended
                                             12/31/95
      Cash and Investments                   $11,493
      Other Assets                             3,461
      Insurance Claims and Reserves           10,981
      Long-term Debt                             882
      Minority Interest                          314
      Shareholders' Equity                     1,440

      Revenues                               $ 3,076.4
      Earnings Before Extraordinary Items        160.6
      Extraordinary Items                           .8
      Net Earnings                               161.4

   Investment in American Premier As discussed in Note A, AFEI received shares of American Financial Group in exchange for its American Premier stock on a one-for-one basis in April 1995.
   In 1993, AFEI sold 4.5 million shares of American Premier in a secondary public offering, realizing a pretax gain of $7.1 million.

   Summarized financial information for American Premier (for the periods it was accounted for as an affiliate) follows (in millions):

                                           1995
                                        1st Qtr       1994       1993

        Cash and Investments                        $2,751
        Other Assets                                 1,446
        Insurance Claims and Reserves                1,674
        Debt                                           510
        Minority Interest                                6
        Shareholders' Equity                         1,549

        Revenues                           $432.8   $1,758.9   $1,736.3
        Income from Continuing Operations    16.3        0.8      242.7
        Discontinued Operations               -         (0.5)     (10.7)
        Net Income                           16.3        0.3      232.0

   American Premier's 1994 results included a $75.8 million loss on the sale of securities of General Cable.

   Investment in American Annuity Group Pursuant to a rights offering, AFEI purchased approximately 390,000 shares of American Annuity common stock for $3.7 million cash in August 1995. AFEI owned 4.2 million shares of American Annuity common stock at December 31, 1995, representing 10% of its outstanding shares. The market value of AFEI's investment in

                 AMERICAN FINANCIAL ENTERPRISES, INC.

   American Annuity was $51 million and $37 million at December 31, 1995 and 1994, respectively, and $53 million at March 15, 1996. American Annuity is engaged in the sale of tax-deferred annuities and certain life and health insurance. Discontinued operations represent results related to American Annuity's former electronics components businesses.

   Summarized financial information for American Annuity follows (in millions):

                                                   1995       1994       1993
        Cash and Investments                     $5,998     $4,898
        Other Assets                                613        192
        Annuity Benefits Accumulated              5,052      4,618
        Notes Payable                               168        183
        Stockholders' Equity                        429        204

        Revenues                                 $  439.6   $  372.7    $388.9
        Income from Continuing Operations            58.7       40.9      53.0
        Discontinued Operations                      (3.2)      (2.6)     (9.6)
        Extraordinary Items                          (0.2)      (1.7)     (3.4)
        Cumulative Effect of Accounting Change        -         (0.5)      -
        Net Income                                   55.3       36.1      40.0

   Investment in Citicasters AFEI purchased 2.6 million shares of Citicasters common stock (adjusted for 1995 stock splits) for $23.9 million cash in June 1994. These shares represented 13% of Citicasters' outstanding shares at December 31, 1995. The market value of AFEI's investment in Citicasters was $62 million and $29 million at December 31, 1995 and 1994, respectively and $76 million at March 15, 1996. Citicasters operates nineteen radio stations, along with two network-affiliated television stations in major markets throughout the country.

   In February 1996, Citicasters entered into a merger agreement with Jacor Communications, Inc. providing for the acquisition of Citicasters by Jacor. Under the agreement, AFEI will receive $77 million in cash plus warrants to buy approximately 520,000 shares of Jacor common stock at $28 per share. AFEI expects to realize a pretax gain of approximately $50 million on the sale. Consummation of the transaction is subject to regulatory approvals, and certain adjustments to the price will be made if the transaction does not close by September 30, 1996.

   Summarized financial information for Citicasters follows (in millions):

                                           1995      1994
        Contracts, Broadcasting Licenses
          and Other Intangibles            $313      $275
        Other Assets                        103       128
        Long-term Debt                      132       122
        Shareholders' Equity                160       151

        Net Revenues                       $136.4    $197.0
        Operating Income                     36.5      51.6
        Net Earnings                         14.3      63.1

   Included in Citicasters' net earnings for the year ended
   December 31, 1994, is a net gain of $50.1 million from the sale of four television stations which, under generally accepted accounting principles, was excluded in determining AFEI's equity in Citicasters' earnings.

                 AMERICAN FINANCIAL ENTERPRISES, INC.

   Investment in General Cable In June 1994, AFEI sold its investment in General Cable common stock to an unaffiliated company for $21.6 million cash. AFEI realized a $339,000 pretax gain on the sale.

C. Payable to American Financial Corporation In December 1995, AFEI paid the outstanding balance of its bank line using funds borrowed under a new $20 million credit agreement with AFC which expires in December 1997. Borrowings bear interest at rates 1/8th of 1% below the bank line rates. All other terms are similar to those in the bank line agreement. Maximum borrowings under the two lines may not exceed $25 million at any one time. At December 31, 1995, AFEI had borrowed $19.7 million under this agreement. The remainder of AFEI's payable to AFC at that date represents primarily tax payments due under AFEI's tax agreement and deferred taxes on AFEI's equity in affiliates' net unrealized gains on marketable securities.

D. Long-Term Debt In 1993, AFEI used the proceeds from the sale of American Premier common stock to redeem, at par, all of its $102.5 million principal amount of 13-7/8% notes and to pay most of its bank debt. AFEI has a revolving bank credit agreement under which it may borrow a maximum of $20 million through December 1997. There were no borrowings at December 31, 1995 (See Note C). Loans under the line of credit bear interest at rates approximating prime and are collateralized by a pledge of AFG common stock having a market value of two times the amount borrowed under the line. The lender charges an annual fee of 1/4% of the unused portion of the line of credit.

   AFEI paid cash interest totaling $1.2 million, $634,000 and $15.2 million in 1995, 1994 and 1993, respectively.

E. Shareholders' Equity  AFEI's authorized capital includes
   5.5 million shares of $1 Par, Non-voting Cumulative Preferred
   Stock and 1.5 million shares of $1 Par, Voting Cumulative
   Preferred Stock.

   Between 1985 and 1989, AFEI granted nonqualified stock options to certain officers and directors at the fair value of the underlying AFEI Common Stock (ranging from $19.88 - $22.50 per share) at the date of grant. The options became exercisable at the rate of 20% per year commencing one year after grant, and generally expire ten years after grant. No options have been exercised. At December 31, 1995, options for 462,500 shares were outstanding and exercisable.

F. Income Taxes At December 31, 1995 AFEI had net operating loss carryforwards ("NOL's") for tax return purposes of approximately $23 million which are scheduled to expire in 2000 and 2003.

                 AMERICAN FINANCIAL ENTERPRISES, INC.

   The following is a reconciliation of federal income taxes at the "statutory" rate of 35% and as shown in the Statement of Earnings (in thousands):

                                                  1995      1994       1993
     Earnings before income taxes              $29,035    $2,451    $65,924

     Income taxes at statutory rate             10,162       858     23,073
     Effect of dividends received deductions    (2,039)   (2,617)      -
     Other                                        -         -           177

     Provision (credit) for federal income
       taxes as shown in the Statement of
       Earnings                                $ 8,123   ($1,759)   $23,250

   The dividends received deductions relate to dividends received or accrued on the stocks of affiliates.

      AFEI's tax agreement with AFC calls for payments to (or benefits from) AFC based on book taxable income without regard to temporary differences (differences between the book basis and the tax basis of assets or liabilities that will result in future taxable income or deductions). The following were effects of temporary differences and NOLs at December 31, (in millions):

                                        1995      1994
     Investment in affiliates           $92.8     $81.3
     Tax return NOL                      (7.8)    (15.7)
     Other separate company NOL         (37.0)    (28.8)

G. Quarterly Operating Results (Unaudited) The following table presents quarterly results of operations for the years ended
   December 31, 1995 and 1994 (in thousands, except per share data):

                           1st       2nd       3rd       4th        Total
                         Quarter  Quarter   Quarter   Quarter        Year
   1995
   Revenues              $4,955    $4,771    $7,314   $15,013     $32,053
   Net earnings           3,460     3,301     4,779     9,372      20,912
   Net earnings per
     common share           .26       .25       .36       .70        1.57


   1994
   Revenues              $4,644  ($10,835)   $6,581    $4,806      $5,196
   Net earnings (loss)    3,229    (6,738)    4,409     3,310       4,210
   Net earnings (loss)
     per common share       .24      (.51)      .33       .26         .32

   See Note B for effects of significant items recognized in individual quarters.

                               PART IV

                               ITEM 14

   Exhibits, Financial Statement Schedules, and Reports on Form 8-K


(a) Documents filed as part of this Report:

   1.  Financial Statements are included in Part II, Item 8.

   2.  Financial Statement Schedules:

                A. Selected Quarterly Financial Data is included in Note G to AFEI's Financial Statements.

                B. The Annual Reports on Form 10-K of American Financial Group, Inc. (File No. 1-11453) and American Annuity Group, Inc. (File No. 1-11632) for the period ended December 31, 1995, are hereby incorporated by reference.

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

   3.  Exhibits - see Exhibit Index on page E-1.

(b)    Reports on Form 8-K:


          Date of Report      Item Reported

          February 14, 1996   Proposed merger between Citicasters
                              and Jacor Communications, Inc.

                              Signatures


    Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, American Financial Enterprises, Inc. has duly caused this Report to be signed on its behalf by the undersigned, duly authorized.


                                American Financial Enterprises, Inc.



Signed:  March 27, 1996         By:s/CARL H. LINDNER
                                   Carl H. Lindner, Chairman of the
                                   Board and President




   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

  Signature                        Capacity                       Date


s/CARL H. LINDNER        Chairman of the Board               March 27, 1996
  Carl H. Lindner


s/JULIUS S. ANREDER      Director*                           March 27, 1996
  Julius S. Anreder



s/JAMES E. EVANS         Director*                           March 27, 1996
  James E. Evans



s/RONALD F. WALKER       Director                            March 27, 1996
  Ronald F. Walker



s/FRED J. RUNK           Director, Vice President and        March 27, 1996
  Fred J. Runk             Treasurer (Principal Financial
                           and Accounting Officer)





*Member of the Audit Committee

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

 3(b)     By-Laws                                 Incorporated by reference to
                                                  Registrant's Annual Report on
                                                  Form 10-K for December 31, 1993.

 4(a)     Credit Agreement dated as of            Incorporated by reference to
          September 30, 1993 between AFEI and     Registrant's Quarterly Report
          The First National Bank of Boston       on Form 10-Q for September 30,
                                                  1993.

 4(b)     Credit Agreement dated as of
          December 29, 1995 between AFEI                      __
          and American Financial Corporation

 10       Management Contract:  Stock Option      Incorporated by reference to
          Agreement                               Registrant's Annual Report on
                                                  Form 10-K for December 31,
                                                  1993.

 16       Letter from Deloitte & Touche LLP       Incorporated by reference to
                                                  AFEI's Form 8-K filed on
                                                  August 29, 1995.

 27       Financial Data Schedule                            (*)

 99       Form 10-K of American Financial
          Group, Inc. for the year ended                      __
          December 31, 1995

 99(a)    Form 10-K of American Annuity
          Group, Inc. for the year ended                      __
          December, 31, 1995

 (*) Copy included in Report filed electronically with the Securities and Exchange Commission.

                                 E-1