Form 10-Q
period 1996-03-31
AMERICAN FINANCIAL ENTERPRISES INC /CT/
filed 1996-05-15
CIK 319157

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549


                              FORM 10-Q


       Quarterly Report Pursuant to Section 13 or 15(d) of the
                   Securities Exchange Act of 1934


For the Quarterly Period Ended                      Commission File
March 31, 1996                                      No. 1-1345



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



As of May 1, 1996, there were 13,291,117 shares of the Registrant's Common Stock outstanding.

              AMERICAN FINANCIAL ENTERPRISES, INC. 10-Q
                                PART I
                        FINANCIAL INFORMATION

                 AMERICAN FINANCIAL ENTERPRISES, INC.
                            BALANCE SHEET
                        (Dollars in Thousands)

                                                March 31,    December 31,
                                                     1996            1995
            Assets

Cash and short-term investments                  $  1,051        $    506
Investment in affiliates:
  American Financial Group, Inc.                  388,004         396,427
  American Annuity Group, Inc.                     38,162          41,978
  Citicasters Inc.                                 26,216          26,336
                                                 $453,433        $465,247


    Liabilities and Shareholders' Equity

Accounts payable, accrued expenses and
  other liabilities                              $  1,025       $    975
Payable to affiliates                              76,003         80,235
                                                   77,028         81,210

Shareholders' Equity:
  Preferred Stock, none issued                       -              -
  Common Stock, $1 par value
    - 20,000,000 shares authorized
    - 13,291,117 shares outstanding                13,291         13,291
  Capital surplus                                 114,106        114,106
  Retained earnings                               234,808        230,240
  Equity in affiliates' net unrealized gains
    on marketable securities, net of
    deferred income taxes                          14,200         26,400

Total Shareholders' Equity                        376,405        384,037

                                                 $453,433       $465,247
                                   2

              AMERICAN FINANCIAL ENTERPRISES, INC. 10-Q

                 AMERICAN FINANCIAL ENTERPRISES, INC.
                        STATEMENT OF EARNINGS
                (In Thousands, Except Per Share Data)


                                                    Three months ended
                                                          March 31,
                                                      1996      1995
Income:
  Equity in net earnings (losses) of
  affiliates:
    American Financial Group, Inc.                  $7,665    $ -
    American Premier Underwriters, Inc.               -        3,688
    American Annuity Group, Inc.                     1,284     1,120
    Citicasters Inc.                                  (120)      130
  Interest income                                       23        17
                                                     8,852     4,955
Costs and Expenses:
  Interest charges on borrowed money                   315       275
  Administrative and general expenses                  402       428
                                                       717       703

Earnings before federal income taxes                 8,135     4,252

Provision for federal income taxes                   2,238       792

Net Earnings                                        $5,897    $3,460


Average number of common shares                     13,291    13,291

Net earnings per common share                         $.44      $.26

Cash dividends per common share                       $.10      $.10

                                   3

              AMERICAN FINANCIAL ENTERPRISES, INC. 10-Q

                 AMERICAN FINANCIAL ENTERPRISES, INC.
                       STATEMENT OF CASH FLOWS
                            (In Thousands)


                                                      Three months ended
                                                           March 31,
                                                         1996     1995
Operating Activities:
  Net earnings                                         $5,897   $3,460
  Adjustments:
    Equity in net earnings of affiliates               (8,829)  (4,938)
    Cash dividends from affiliates                      2,488    2,488
    Decrease in other assets                             -          14
    Increase in payable to affiliates                   2,335      792
    Increase in accounts payable, accrued
      expenses and other liabilities                       50      128
                                                        1,941    1,944
Financing Activities:
  Reduction of long-term debt                            -        (700)
  Repayments of borrowings from affiliates                (67)     -
  Cash dividends paid                                  (1,329)  (1,329)
                                                       (1,396)  (2,029)

Net Increase (Decrease) in Cash and Short-
  term Investments                                        545      (85)

Cash and short-term investments at beginning
  of period                                               506      275

Cash and short-term investments at end of
  period                                               $1,051   $  190


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

   The preparation of the financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from those estimates.

   On April 3, 1995, American Financial Corporation ("AFC") merged with a subsidiary of American Financial Group, Inc. ("AFG"), a new company formed to own 100% of the common stock of AFC and American Premier Underwriters, Inc. ("American Premier"). Shareholders of American Premier, including AFEI, received shares of AFG on a one-for-one basis.
 At March 31, 1996, AFG (through AFC and its subsidiaries) owned 10,981,429 shares (83%) of AFEI's outstanding Common Stock.

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

   Investment in American Financial Group AFEI owned 10.0 million shares (13%) of AFG common stock at March 31, 1996 and December 31, 1995. Since AFEI and AFC are AFG subsidiaries, AFG does not report shares owned by them as outstanding for financial reporting purposes. AFEI (and AFC) receive dividends paid on AFG common stock; however, their shares generally will not be eligible to be voted as long as AFEI (and AFC) are owned by AFG. The market value of AFEI's investment in AFG was $301 million and $305 million at March 31, 1996 and December 31, 1995, respectively. AFG's subsidiaries operate primarily in specialty and multi-line property and casualty insurance and the sale of tax-deferred annuities.

             AMERICAN FINANCIAL ENTERPRISES, INC. 10-Q

   Summarized financial information for AFG (for the period it was accounted for as an affiliate) follows (in millions):

                                            Three months ended
                                                March 31, 1996
        Revenues                                     $1,030.9
        Earnings Before Extraordinary Items              81.2
        Extraordinary Items                              (7.6)
        Net Earnings                                     73.6

   Investment in American Premier As discussed in Note A, AFEI received shares of AFG common stock in exchange for its American Premier stock on a one-for-one basis in April 1995. Summarized financial information for American Premier (for the period it was accounted for as an affiliate) follows (in millions):

                                            Three months ended
                                                March 31, 1995
        Revenues                                       $432.8
        Net Earnings                                     16.3

   Investment in American Annuity Group AFEI owned 4.2 million shares (10%) of American Annuity common stock at March 31, 1996 and December 31, 1995.
 The market value of AFEI's investment in American Annuity was $50 million and $51 million at March 31, 1996 and December 31, 1995, respectively. American Annuity is engaged in the sale of tax-deferred annuities and certain life and health insurance.

   Summarized financial information for American Annuity follows (in millions):

                                              Three months ended
                                                   March 31,
                                                1996      1995
       Revenues                               $139.0     $98.6
       Earnings Before Extraordinary Item       14.7      11.4
       Extraordinary Item                       (1.6)       -
       Net Income                               13.1      11.4

   Investment in Citicasters AFEI owned 2.6 million shares (13%) of Citicasters common stock at March 31, 1996 and December 31, 1995. The market value of AFEI's investment in Citicasters was $76 million and $62 million at March 31, 1996 and December 31, 1995, respectively. Citicasters operates 19 radio stations and two network-affiliated television stations in major markets throughout the country.

   In February 1996, Citicasters entered into a merger agreement with Jacor Communications, Inc. providing for the acquisition of Citicasters by Jacor. Under the agreement, AFEI would receive $77 million in cash plus warrants to buy approximately 520,000 shares of Jacor common stock at $28 per share. AFEI expects to realize a pretax gain of approximately $50 million on the sale. Consummation of the transaction is subject to regulatory approvals, and certain adjustments to the price will be made if the transaction closes after September 30, 1996.
                                6

             AMERICAN FINANCIAL ENTERPRISES, INC. 10-Q

   Summarized financial information for Citicasters follows (in millions):

                                           Three months ended
                                                March 31,
                                             1996      1995
       Net Revenues                         $31.2     $29.0
       Operating Income                       4.3       4.7
       Net Earnings (Loss)                   (0.6)      1.3

   Citicasters' results for 1996 include expenses associated with its pending merger of approximately $1.5 million.

C. Payable to Affiliates In December 1995, AFEI paid the outstanding balance of its bank line using funds borrowed under a new $20 million credit agreement with AFC which expires in December 1997. AFC assigned this credit agreement to American Premier in March 1996.
 Borrowings bear interest at rates 1/8th of 1% below the bank line rates.
 All other terms are similar to those in the bank line agreement. Maximum borrowings under the two lines may not exceed $25 million at any one time. AFEI had borrowed $19.6 and $19.7 million under this agreement at March 31, 1996 and December 31, 1995, respectively. The remainder of AFEI's payable to affiliates at these dates represents primarily tax payments due to AFC under AFEI's tax agreement and deferred taxes on AFEI's equity in affiliates' net unrealized gains on marketable securities.

D. Bank Line Agreement AFEI has a revolving credit agreement under which it may borrow a maximum of $20 million through December 1997. Loans under the line of credit bear interest at rates approximating prime and are collateralized by a pledge of AFG common stock having a market value of two times the amount borrowed under the line. The lender charges an annual fee of 1/4% of the unused portion of the line of credit. There was no outstanding balance under the bank line at March 31, 1996 or December 31, 1995.

E. Shareholders' Equity At March 31, 1996, there were 462,500 shares of AFEI Common Stock reserved for issuance upon exercise of stock options.

F. Income Taxes At December 31, 1995, AFEI had net operating loss carryforwards for tax return purposes of approximately $23 million which are scheduled to expire in 2000 and 2003.
                                7

              AMERICAN FINANCIAL ENTERPRISES, INC. 10-Q

                                ITEM 2

                 Management's Discussion and Analysis
           of Financial Condition and Results of Operations

GENERAL AFEI's assets consist primarily of investments in the common stock of American Financial Group, American Annuity and Citicasters.

LIQUIDITY AND CAPITAL RESOURCES AFEI relies on dividends from its affiliates to meet fixed charges and other operating expenses. At the current indicated rate, $10 million in annual dividends from AFG is expected to be more than sufficient to cover such charges. If, in the future, affiliate dividends are insufficient to meet its fixed charges and debt maturities, AFEI would be required to meet them through bank borrowings, sales of investments, borrowings from affiliates, or similar transactions.

AFEI paid quarterly dividends of $1.3 million ($.10 per share) in March 1995 and 1996.

RESULTS OF OPERATIONS

Affiliates Since AFEI's basis in certain assets and liabilities of affiliates differs from amounts reported by these companies, adjustments are made to AFEI's share of affiliate earnings. The following table presents the significant amounts used in calculating AFEI's equity in net earnings (losses) of affiliates for the three months ended March 31 (in millions):

                                                             American
                                                    AFG       Premier     American Annuity
                                                  1996(a)    (a) 1995      1996       1995

  Affiliate earnings (losses)                     $73.6         $16.3     $13.1      $11.4

  AFEI's share of affiliate earnings (losses)     $ 9.6         $ 3.7     $ 1.3      $ 1.1
  Basis adjustments, including amortization
    of goodwill                                    (1.9)           -         -          -

  Equity in net earnings (losses) of affiliates
    as shown in Statement of Earnings             $ 7.7         $ 3.7     $ 1.3      $ 1.1






                                                                             Citicasters
                                                                           1996       1995
  Affiliate earnings (losses)                                             ($0.6)      $1.3

  AFEI's share of affiliate earnings (losses)                             ($0.1)      $0.2
  Basis adjustments, including amortization
    of goodwill                                                              -        (0.1)

  Equity in net earnings (losses) of affiliates
    as shown in Statement of Earnings                                     ($0.1)      $0.1

  (a) As discussed in Note A, AFEI received shares of AFG in exchange for its investment in
      American Premier on April 3, 1995.

Interest Expense Interest expense increased $40,000 for the first three months of 1996 compared to the same period of 1995 due to increased average borrowings, partially offset by lower interest rates on borrowings.

Income Taxes The provision for income taxes reflects the effects of deductions relating to affiliate dividends.

           AMERICAN FINANCIAL ENTERPRISES, INC. 10-Q
                            PART II
                       OTHER INFORMATION


                             ITEM 6

                Exhibits and Reports on Form 8-K

(a)Exhibit 27 - Financial Data Schedule - Included in Report filed electronically with the Securities and Exchange Commission.

(b)Report on Form 8-K:

         Date of Report        Item Reported

         February 14, 1996     Agreement to sell Citicasters Common Stock






                              Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, American Financial Enterprises, Inc. has duly caused this Report to be signed on its behalf by the undersigned duly authorized.


                                   American Financial Enterprises, Inc.



May 14, 1996                       BY: FRED J. RUNK
                                       Fred J. Runk
                                       Vice President and Treasurer