Form 10-Q
period 1996-06-30
AMERICAN FINANCIAL ENTERPRISES INC /CT/
filed 1996-08-13
CIK 319157

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549


                              FORM 10-Q


       Quarterly Report Pursuant to Section 13 or 15(d) of the
                   Securities Exchange Act of 1934


For the Quarterly Period Ended                      Commission File
June 30, 1996                                       No. 1-1345



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



As of August 1, 1996, there were 13,291,117 shares of the Registrant's Common Stock outstanding.

              AMERICAN FINANCIAL ENTERPRISES, INC. 10-Q
                                PART I
                        FINANCIAL INFORMATION

                 AMERICAN FINANCIAL ENTERPRISES, INC.
                            BALANCE SHEET
                        (Dollars in Thousands)


                                              June 30,     December 31,
                                                  1996             1995
            Assets

Cash and short-term investments               $  1,918        $     506
Investment in affiliates:
  American Financial Group, Inc.               384,511          396,427
  American Annuity Group, Inc.                  37,171           41,978
  Citicasters Inc.                              26,826           26,336

                                              $450,426         $465,247


    Liabilities and Shareholders' Equity

Accounts payable, accrued expenses and
  other liabilities                           $  1,197         $    975
Payable to affiliates                           74,880           80,235
                                                76,077           81,210

Shareholders' Equity:
  Preferred Stock, none issued                    -                -
  Common Stock, $1 par value
    - 20,000,000 shares authorized
    - 13,291,117 shares outstanding             13,291           13,291
  Capital surplus                              114,106          114,106
  Retained earnings                            237,952          230,240
  Equity in affiliates' net unrealized gains
    on marketable securities, net of
    deferred income taxes                        9,000           26,400
      Total Shareholders' Equity               374,349          384,037

                                              $450,426         $465,247

             AMERICAN FINANCIAL ENTERPRISES, INC. 10-Q

                AMERICAN FINANCIAL ENTERPRISES, INC.
                       STATEMENT OF EARNINGS
               (In Thousands, Except Per Share Data)


                                        Three months ended    Six months ended
                                               June 30,             June 30,
                                            1996     1995        1996     1995
Income:
  Equity in net earnings of affiliates:
    American Financial Group, Inc.        $5,929   $2,940     $14,550   $2,940
    American Premier Underwriters, Inc.     -        -           -       3,688
    American Annuity Group, Inc.           1,575    1,198       3,018    2,318
    Citicasters Inc.                         610      610         490      740
  Interest income                             30       23          53       40
                                           8,144    4,771      18,111    9,726

Costs and Expenses:
  Interest charges on borrowed money         315      275         630      550
  Administrative and general expenses        386      357         788      785
                                             701      632       1,418    1,335

Earnings before federal income taxes
  and extraordinary items                  7,443    4,139      16,693    8,391
Provision for federal income taxes         1,996      838       4,624    1,630

Earnings before extraordinary items        5,447    3,301      12,069    6,761

Extraordinary items - share of
  affiliates' losses on prepayment
  of debt, net of tax benefit of
  $525 and $915                             (974)    -         (1,699)    -

Net Earnings                              $4,473   $3,301     $10,370   $6,761


Average number of Common Shares           13,291   13,291      13,291   13,291

Earnings (loss) per Common Share:
  Before extraordinary items                $.41     $.25        $.91     $.51
  Extraordinary items                       (.07)     -          (.13)     -
  Net earnings                              $.34     $.25        $.78     $.51

Cash dividends per Common Share             $.10     $.10        $.20     $.20

              AMERICAN FINANCIAL ENTERPRISES, INC. 10-Q

                 AMERICAN FINANCIAL ENTERPRISES, INC.
                       STATEMENT OF CASH FLOWS
                            (In Thousands)


                                                      Six months ended
                                                            June 30,
                                                         1996     1995
Operating Activities:
  Net earnings                                        $10,370   $6,761
  Adjustments:
    Extraordinary items - share of affiliates'
      losses on prepayment of debt                      1,699     -
    Equity in net earnings of affiliates              (18,058)  (9,686)
    Cash dividends from affiliates                      4,976    4,976
    Decrease in other assets                             -          13
    Increase in payable to affiliates                   4,927    1,630
    Increase (decrease) in accounts payable,
      accrued expenses and other liabilities              223     (168)
                                                        4,137    3,526
Financing Activities:
  Reduction of long-term debt                            -        (700)
  Repayments of borrowings from affiliates                (67)    -
  Cash dividends paid                                  (2,658)  (2,658)
                                                       (2,725)  (3,358)

Net Increase in Cash and Short-term Investments         1,412      168

Cash and short-term investments at beginning
  of period                                               506      275

Cash and short-term investments at end of period      $ 1,918   $  443

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

   On April 3, 1995, American Financial Corporation ("AFC") merged with a subsidiary of American Financial Group, Inc. ("AFG"), a new company formed to own 100% of the common stock of AFC and American Premier Underwriters, Inc. ("American Premier"). Shareholders of American Premier, including AFEI, received shares of AFG on a one-for-one basis. At June 30, 1996, AFG (through AFC and its subsidiaries) owned 10,981,429 shares (83%) of AFEI's outstanding Common Stock.

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

   Investment in American Financial Group AFEI owned 10.0 million shares (13%) of AFG common stock at June 30, 1996 and December 31, 1995. Since AFEI and AFC are AFG subsidiaries, AFG does not report shares owned by them as outstanding for financial reporting purposes. AFEI (and AFC) receive dividends paid on AFG common stock; however, their shares generally will not be eligible to be voted as long as AFEI (and AFC) are owned by AFG. The market value of AFEI's investment in AFG was $300 million and $305 million at June 30, 1996 and December 31, 1995, respectively. AFG's subsidiaries operate primarily in specialty and multi-line property and casualty insurance and the sale of tax-deferred annuities.

             AMERICAN FINANCIAL ENTERPRISES, INC. 10-Q

   Summarized financial information for AFG (for the period it was accounted for as an affiliate) follows (in millions):

                                              Six months    Three months
                                                   ended           ended
                                           June 30, 1996   June 30, 1995
     Revenues                                   $2,063.7        $1,006.6
     Earnings Before Extraordinary Items           139.5            33.0
     Extraordinary Items                           (17.5)            0.5
     Net Earnings                                  122.0            33.5

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

   Investment in American Annuity Group AFEI owned 4.2 million shares (10%) of American Annuity common stock at June 30, 1996 and December 31, 1995. The market value of AFEI's investment in American Annuity was $55 million and $51 million at June 30, 1996 and December 31, 1995, respectively. American Annuity is engaged in the sale of tax-deferred annuities and certain life and health insurance.

   Summarized financial information for American Annuity follows (in millions):

                                        Six months ended
                                              June 30,
                                            1996    1995
     Revenues                             $289.9  $199.8
     Income Before Extraordinary Item       31.0    23.6
     Extraordinary Item                     (4.3)     -
     Net Income                             26.7    23.6

   Investment in Citicasters AFEI owned 2.6 million shares (13%) of Citicasters common stock at June 30, 1996 and December 31, 1995. The market value of AFEI's investment in Citicasters was $82 million and $62 million at June 30, 1996 and December 31, 1995, respectively. Citicasters operates 19 radio stations and two network-affiliated television stations in major markets throughout the country.

   In February 1996, Citicasters and Jacor Communications, Inc. entered into a merger agreement under which AFEI would receive $77 million in cash plus warrants to buy approximately 520,000 shares of Jacor common stock at $28 per share. AFEI expects to realize a pretax gain of approximately $55 million on the sale which is expected to close in the third quarter. Consummation of the transaction is subject to regulatory approvals, and certain adjustments to the price will be made if the transaction closes after September 30, 1996.

             AMERICAN FINANCIAL ENTERPRISES, INC. 10-Q

   Summarized financial information for Citicasters follows (in millions):

                                           Six months ended
                                               June 30,
                                            1996       1995
       Net Revenues                        $71.4      $65.9
       Operating Income                     17.1       16.3
       Net Earnings                          4.7        6.5

C. Payable to Affiliates In December 1995, AFEI paid the outstanding balance of its bank line using funds borrowed under a new $20 million credit agreement with AFC which expires in December 1997. AFC assigned this credit agreement to American Premier in March 1996. Borrowings bear interest at rates 1/8th of 1% below the bank line rates. All other terms are similar to those in the bank line agreement. Maximum aggregate borrowings under the two lines may not exceed $25 million at any one time. AFEI had borrowed $19.6 million under this agreement at June 30, 1996 and $19.7 million at December 31, 1995. The remainder of AFEI's payable to affiliates at these dates represents primarily tax payments due to AFC under AFEI's tax agreement and deferred taxes on AFEI's equity in affiliates' net unrealized gains on marketable securities.

D. Bank Line Agreement AFEI has a revolving credit agreement under which it may borrow a maximum of $20 million through December 1997. Loans under the line of credit bear interest at rates approximating prime and are collateralized by a pledge of AFG common stock having a market value of two times the amount borrowed under the line. The lender charges an annual fee of 1/4% of the unused portion of the line of credit. There was no outstanding balance under the bank line at June 30, 1996 or December 31, 1995.

E. Shareholders' Equity At June 30, 1996, there were 462,500 shares of AFEI Common Stock reserved for issuance upon exercise of stock options.

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

Since March 1995, AFEI has paid quarterly dividends of $1.3 million ($.10 per share). Additionally, AFEI paid special dividends in December 1995 ($2.0 million or $.15 per share) and 1994 ($6.0 million or $.45 per share) based on available cash and capital.

RESULTS OF OPERATIONS

Affiliates Since AFEI's basis in certain assets and liabilities of affiliates differs from amounts reported by these companies, adjustments are made to AFEI's share of affiliate earnings. The following table presents the significant amounts used in calculating AFEI's equity in net earnings of affiliates for the six months ended June 30 (in millions):

                                                                    American
                                                     AFG             Premier
                                                1996      1995(a)  (a)  1995
  Affiliate earnings before
    extraordinary items                       $139.5     $33.0         $16.3

  AFEI's share of affiliate earnings          $ 18.1     $ 4.6         $ 3.7
  Basis adjustments, including amortization
    of goodwill                                 (3.5)     (1.7)           -

  Equity in net earnings of affiliates
    as shown in Statement of Earnings         $ 14.6     $ 2.9         $ 3.7

                                          American Annuity       Citicasters
                                           1996       1995    1996      1995
  Affiliate earnings before
    extraordinary items                   $31.0      $23.6    $4.7      $6.5

  AFEI's share of affiliate earnings      $ 3.0      $ 2.3    $0.6      $0.8
  Basis adjustments, including
    amortization of goodwill                 -          -     (0.1)     (0.1)

  Equity in net earnings of affiliates
    as shown in Statement of Earnings     $ 3.0      $ 2.3    $0.5      $0.7

  (a) AFEI received shares of AFG in exchange for its investment in American Premier on April 3, 1995. For 1995, affiliate earnings represent AFG's results since March 31. Affiliate earnings for American Premier are American Premier's first quarter results.

Interest Expense Interest expense increased $80,000 for the first six months of 1996 compared to the same period of 1995 due to increased average borrowings, partially offset by lower interest rates on borrowings.

Income Taxes The provision for income taxes reflects the effects of deductions relating to affiliate dividends.

               AMERICAN FINANCIAL ENTERPRISES, INC. 10-Q
                              PART II
                         OTHER INFORMATION

                              ITEM 4

      Submission of Matters to a Vote of Security Holders

The Registrant's annual shareholders' meeting was held May 16, 1996. Proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. The nominated directors were elected as indicated below:
                                         Votes
   Nominated Directors             For       Withheld

   Carl H. Lindner               13,109,798     1,040
   Julius S. Anreder             13,109,798     1,040
   James E. Evans                13,109,798     1,040
   Robert D. Lindner             13,109,598     1,240
   Fred J. Runk                  13,109,798     1,040
   Ronald F. Walker              13,109,598     1,240

                             ITEM 6

                Exhibits and Reports on Form 8-K

(a) Exhibit 27 - Financial Data Schedule - Included in Report filed electronically with the Securities and Exchange Commission.

(b)  Report on Form 8-K:  none



                           Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, American Financial Enterprises, Inc. has duly caused this Report to be signed on its behalf by the undersigned duly authorized.


                                   American Financial Enterprises, Inc.



August 13, 1996                    BY: FRED J. RUNK
                                   Fred J. Runk
                                   Vice President and Treasurer