Form 10-Q
period 1996-09-30
AMERICAN FINANCIAL ENTERPRISES INC /CT/
filed 1996-11-14
CIK 319157

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549


                              FORM 10-Q


       Quarterly Report Pursuant to Section 13 or 15(d) of the
                   Securities Exchange Act of 1934


For the Quarterly Period Ended                      Commission File
September 30, 1996                                  No. 1-8013



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



As of November 1, 1996, there were 13,291,117 shares of the Registrant's Common Stock outstanding.

              AMERICAN FINANCIAL ENTERPRISES, INC. 10-Q
                                PART I
                        FINANCIAL INFORMATION

                 AMERICAN FINANCIAL ENTERPRISES, INC.
                            BALANCE SHEET
                        (Dollars in Thousands)



                                          September 30,   December 31,
                                                  1996           1995

       Assets

Cash and short-term investments              $ 58,103        $    506
Investment in affiliates:
  American Financial Group, Inc.              395,412         396,427
  American Annuity Group, Inc.                 40,427          41,978
  Citicasters Inc.                               -             26,336
Other equities - at market (cost - $7,368)      7,068            -
Other assets                                      212            -

                                             $501,222        $465,247


   Liabilities and Shareholders' Equity

Accounts payable, accrued expenses and
  other liabilities                          $  1,308         $   975
Payable to affiliates                          78,656          80,235
                                               79,964          81,210

Shareholders' Equity:
  Preferred Stock, none issued                   -               -
  Common Stock, $1 par value
    - 20,000,000 shares authorized
    - 13,291,117 shares outstanding            13,291          13,291
  Capital surplus                             114,106         114,106
  Retained earnings                           280,961         230,240
  Equity in affiliates' net unrealized
    gains on marketable securities,
    net of deferred income taxes               12,900          26,400
      Total Shareholders' Equity              421,258         384,037

                                             $501,222        $465,247

             AMERICAN FINANCIAL ENTERPRISES, INC. 10-Q

                AMERICAN FINANCIAL ENTERPRISES, INC.
                       STATEMENT OF EARNINGS
               (In Thousands, Except Per Share Data)


                                         Three months ended    Nine months ended
                                             September 30,        September 30,
                                              1996     1995        1996     1995

Income:
  Equity in net earnings of affiliates:
    American Financial Group, Inc.         $ 9,840   $5,209     $24,390  $ 8,149
    American Premier Underwriters, Inc.       -        -           -       3,688
    American Annuity Group, Inc.             1,678    1,641       4,696    3,959
    Citicasters Inc.                          -         350         490    1,090
  Gains on sales of affiliate               57,648       95      57,648       95
  Interest income                              137       19         190       59
                                            69,303    7,314      87,414   17,040

Costs and Expenses:
  Interest charges on borrowed money           277      287         907      837
  Administrative and general expenses          578      611       1,366    1,396
                                               855      898       2,273    2,233

Earnings before federal income taxes and
  extraordinary items                       68,448    6,416      85,141   14,807
Provision for federal income taxes          23,348    1,637      27,972    3,267

Earnings before extraordinary items         45,100    4,779      57,169   11,540

Extraordinary items - share of affiliates'
  losses on prepayment of debt, net of
  tax benefit of $411 and $1,326              (762)    -         (2,461)    -

Net Earnings                               $44,338   $4,779     $54,708  $11,540


Average number of Common Shares             13,291   13,291      13,291   13,291

Earnings (loss) per Common Share:
  Before extraordinary items                 $3.39     $.36       $4.30     $.87
  Extraordinary items                         (.05)     -          (.18)     -
  Net earnings                               $3.34     $.36       $4.12     $.87

Cash dividends per Common Share               $.10     $.10        $.30     $.30

              AMERICAN FINANCIAL ENTERPRISES, INC. 10-Q

                 AMERICAN FINANCIAL ENTERPRISES, INC.
                       STATEMENT OF CASH FLOWS
                            (In Thousands)


                                                       Nine months ended
                                                         September 30,
                                                        1996      1995
Operating Activities:
  Net earnings                                       $54,708   $11,540
  Adjustments:
    Extraordinary items - share of affiliates'
      losses on prepayment of debt                     2,461      -
    Gains on sales of affiliate                      (57,648)      (95)
    Equity in net earnings of affiliates             (29,576)  (16,886)
    Cash dividends from affiliates                     7,465     7,465
    Decrease (increase) in other assets                 (202)       15
    Increase in payable to affiliates                 27,961     3,267
    Increase in accounts payable,
      accrued expenses and other liabilities             333        13
    Other, net                                           150       161
                                                       5,652     5,480

Investing Activities:
  Sale of affiliate                                   75,599      -
  Purchase of affiliate                                 -       (3,665)
                                                      75,599    (3,665)

Financing Activities:
  Additional long-term borrowings                       -        2,800
  Reduction of long-term debt                           -         (700)
  Repayments of borrowings from affiliates           (19,667)     -
  Cash dividends paid                                 (3,987)   (3,987)
                                                     (23,654)   (1,887)

Net Increase (Decrease) in Cash and
  Short-term Investments                              57,597       (72)

Cash and short-term investments at
  beginning of period                                    506       275

Cash and short-term investments at end of period     $58,103   $   203

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

   On April 3, 1995, American Financial Corporation ("AFC") merged with a subsidiary of American Financial Group, Inc. ("AFG"), a new company formed to own 100% of the common stock of AFC and American Premier Underwriters, Inc. ("American Premier"). Shareholders of American Premier, including AFEI, received shares of AFG on a one-for-one basis. At September 30, 1996, AFG (through AFC and its subsidiaries) owned 10,981,429 shares (83%) of AFEI's outstanding Common Stock.

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

   Statement of Cash Flows For cash flow purposes, "investing activities" are defined as acquiring and disposing of debt or equity instruments. "Financing activities" include obtaining resources from owners and providing them with a return on their investments, borrowing money and repaying amounts borrowed. All other activities are considered "operating". Short-term investments having original maturities of three months or less when purchased are considered to be cash equivalents for purposes of the financial statements.

B. Investment in Affiliates AFEI's and AFC's combined ownership of the common stock of AFG and American Annuity Group, Inc. exceeds 20%. Accordingly, these investments are accounted for under the equity method. Since AFEI's basis in certain assets and liabilities of affiliates differs from amounts reported by these companies, adjustments are made to their reported earnings in calculating AFEI's share of affiliate earnings. Included in AFEI's balance sheet is its portion of affiliates' unrealized gains and losses on marketable securities.

   Investment in American Financial Group AFEI owned 10.0 million shares (13%) of AFG common stock at September 30, 1996 and December 31, 1995. Since AFEI and AFC are AFG subsidiaries, AFG does not report shares owned by them as outstanding for financial reporting purposes. AFEI (and AFC) receive dividends paid on AFG common stock; however, their shares generally will not be eligible to be voted as long as AFEI (and AFC) are owned by AFG. The market value of AFEI's investment in AFG was $314 million and $305 million at September 30, 1996 and December 31, 1995, respectively. AFG's subsidiaries operate primarily in specialty and multi-line property and casualty insurance and the sale of tax-deferred annuities.

             AMERICAN FINANCIAL ENTERPRISES, INC. 10-Q

   Summarized financial information for AFG (for the period it was accounted for as an affiliate) follows (in millions):

                                                   Nine months           Six months
                                                         ended                ended
                                            September 30, 1996   September 30, 1995
     Revenues                                         $3,227.2             $2,009.3
     Earnings Before Extraordinary Items                 261.1                 83.9
     Extraordinary Items - Gain (Loss)
       on Debt Prepayments                               (25.9)                 2.6
     Net Earnings                                        235.2                 86.5

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

   Investment in American Annuity Group AFEI owned 4.2 million shares (10%) of American Annuity common stock at September 30, 1996 and December 31, 1995. The market value of AFEI's investment in American Annuity was $57 million and $51 million at September 30, 1996 and December 31, 1995, respectively. American Annuity is engaged in the sale of tax-deferred annuities and certain life and health insurance.

   Summarized financial information for American Annuity follows (in millions):

                                              Nine months ended
                                               September 30,
                                                  1996     1995
       Revenues                                 $435.8   $309.2
       Income Before Extraordinary Item           48.1     40.2
       Extraordinary Item - Loss on
         Debt Prepayments                         (6.0)      -
       Net Income                                 42.1     40.2

   Investment in Citicasters In September 1996, AFEI sold its investment in Citicasters to Jacor Communications for approximately $76 million in cash plus warrants to purchase Jacor common stock. AFEI realized a pretax gain of approximately
   $57 million on the sale. Citicasters owns and operates radio and television stations in major markets throughout the country.

C. Payable to Affiliates In December 1995, AFEI paid the outstanding balance of its bank line using funds borrowed under a new $20 million credit agreement with AFC which expires in December 1997.
   AFC assigned this credit agreement to American Premier in March 1996. Borrowings bear interest at rates 1/8th of 1% below the bank line rates. All other terms are similar to those in the bank line agreement. Maximum aggregate borrowings under the two lines may not exceed $25 million at any one time. AFEI had no borrowings under this agreement at September 30, 1996 and $19.7 million borrowed at December 31, 1995. The remainder of AFEI's payable to affiliates at these dates represents primarily tax payments due to AFC under AFEI's tax agreement and deferred taxes on AFEI's equity in affiliates' net unrealized gains on marketable securities.

             AMERICAN FINANCIAL ENTERPRISES, INC. 10-Q

D. Bank Line Agreement AFEI has a revolving credit agreement under which it may borrow a maximum of $20 million through December 1997. Loans under the line of credit bear interest at rates approximating prime and are collateralized by a pledge of AFG common stock having a market value of two times the amount borrowed under the line. The lender charges an annual fee of 1/4% of the unused portion of the line of credit. There was no outstanding balance under the bank line at September 30, 1996 or December 31, 1995.

E. Shareholders' Equity At September 30, 1996, there were 462,500 shares of AFEI Common Stock reserved for issuance upon exercise of stock options.

   Included in equity in affiliates' net unrealized gains on marketable securities is $200,000 representing AFEI's net unrealized loss on its investment in equity securities.

F. Income Taxes At December 31, 1995, AFEI had net operating loss carryforwards for tax return purposes of approximately $23 million which are scheduled to expire in 2002 and 2003.

              AMERICAN FINANCIAL ENTERPRISES, INC. 10-Q

                                ITEM 2

                 Management's Discussion and Analysis
           of Financial Condition and Results of Operations

GENERAL AFEI's assets consist primarily of investments in the common stock of American Financial Group and American Annuity.

LIQUIDITY AND CAPITAL RESOURCES In the third quarter of 1996, AFEI repaid $19.9 million (including $.3 million in accrued interest) borrowed under its credit agreement with American Premier.

At the current indicated rate, $10 million in annual dividends from AFG is expected to be more than sufficient to cover AFEI's fixed charges and other operating expenses. If, in the future, affiliate dividends are insufficient to meet its fixed charges, AFEI would be required to meet them through bank borrowings, sales of investments, borrowings from affiliates, or similar transactions.

Since March 1995, AFEI has paid quarterly dividends of $1.3 million ($.10 per share). Additionally, AFEI paid special dividends in December 1995 ($2.0 million or $.15 per share) and 1994 ($6.0 million or $.45 per share) based on available cash and capital.

RESULTS OF OPERATIONS

Affiliates Since AFEI's basis in certain assets and liabilities of affiliates differs from amounts reported by these companies, adjustments are made to AFEI's share of affiliate earnings. The following table presents the significant amounts used in calculating AFEI's equity in net earnings of affiliates for the nine months ended September 30 (in millions):

                                                                    American
                                                    AFG              Premier
                                               1996      1995(a)   (a)  1995
  Affiliate earnings before
    extraordinary items                      $261.1     $83.9          $16.3

  AFEI's share of affiliate earnings         $ 33.9     $11.7          $ 3.7
  Basis adjustments, including amortization
    of goodwill                                (9.5)     (3.6)            -

  Equity in net earnings of affiliates
    as shown in Statement of Earnings        $ 24.4     $ 8.1          $ 3.7



                                              American Annuity      Citicasters
                                                1996      1995   1996(b)   1995
  Affiliate earnings before
    extraordinary items                        $48.1     $40.2    $4.7     $9.8

  AFEI's share of affiliate earnings           $ 4.7     $ 4.0    $0.6     $1.3
  Basis adjustments, including amortization
    of goodwill                                   -         -     (0.1)    (0.2)

  Equity in net earnings of affiliates
    as shown in Statement of Earnings          $ 4.7     $ 4.0    $0.5     $1.1

  (a) AFEI received shares of AFG in exchange for its investment in American Premier on April 3, 1995. For 1995, affiliate earnings represent AFG's results since March 31. Affiliate earnings for American Premier are American Premier's first quarter results.
  (b) AFEI sold its Citicasters shares in September 1996. For 1996, affiliate earnings represent Citicasters' results through June 30.

Gains on Sales of Affiliate Gains on sales of affiliate in 1996 and 1995 represent gains on the disposal of Citicasters shares.

Interest Expense Interest expense increased $70,000 for the first nine months of 1996 compared to the same period of 1995 due to increased average borrowings, partially offset by lower interest rates on borrowings.

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

           AMERICAN FINANCIAL ENTERPRISES, INC. 10-Q
                            PART II
                       OTHER INFORMATION


                             ITEM 6

                Exhibits and Reports on Form 8-K

(a) Exhibit 27 - Financial Data Schedule - Included in Report filed electronically with the Securities and Exchange Commission.

(b) Report on Form 8-K:

          Date of Report         Item Reported
          September 20, 1996     Sale of Citicasters Common Stock





                           Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, American Financial Enterprises, Inc. has duly caused this Report to be signed on its behalf by the undersigned duly authorized.


                                   American Financial Enterprises, Inc.



November 11, 1996                  BY: FRED J. RUNK
                                       Fred J. Runk
                                       Vice President and Treasurer