Form 10-K405
period 1996-12-31
AMERICAN FINANCIAL ENTERPRISES INC /CT/
filed 1997-03-31
CIK 319157

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


                              FORM 10-K


         Annual Report Pursuant to Section 13 or 15(d) of the
                   Securities Exchange Act of 1934

For the Fiscal Year Ended                             Commission File
December 31, 1996                                     No. 1-8013


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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and need not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    As of March 15, 1997, there were 13,291,117 shares of the Registrant's Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates at that date, was approximately $85 million (based upon non-affiliated holdings of 2,309,688 shares and a market price of $37.00 per share).

                          _________________

              Documents Incorporated by Reference:  None

               AMERICAN FINANCIAL ENTERPRISES, INC.

                      INDEX TO ANNUAL REPORT

                           ON FORM 10-K


                                                                 Page
Part I
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

   In April 1995, AFC merged with a subsidiary of American Financial Group, Inc. ("AFG"), a new company formed to own 100% of the common stock of AFC and American Premier Underwriters, Inc. ("American Premier"). Shareholders of American Premier, including AFEI, received shares of AFG on a one-for-one basis. At March 1, 1997, AFG (through AFC and its subsidiaries) owned approximately 83% of AFEI's outstanding shares of Common Stock.

   In February 1997, AFEI and AFG announced that they are jointly examining the feasibility of a transaction whereby all
2.3 million shares of AFEI Common Stock not owned by AFG would be exchanged on a one-for-one basis for AFG common stock and AFEI would become wholly-owned. AFEI and AFG intend that the transaction be structured so that it is tax-free to AFEI shareholders. The transaction would be subject to the approval of AFEI's shareholders other than AFG and other customary approvals.

Investment in Affiliates

   At December 31, 1996, AFEI had investments in two companies, both of which are treated as affiliates under the equity method of accounting. Under this method, AFEI includes in its income the portion of the net earnings of these companies attributable to the common shares owned by AFEI, even though they might not be received as dividends. See Note B to AFEI's Financial Statements. The following table shows certain information concerning AFEI's investments in affiliates (in millions):

                                                     Additional             AFEI's Investment (a)
                                                      Ownership       Carrying
                                 AFEI Ownership   by Affiliates       Value at       Market Value at
  Affiliate                      Shares     %    Shares      %        12/31/96    12/31/96   3/15/97
  American Financial Group         10.0     12%     8.7      11%          $397        $376      $371
  American Annuity Group            4.2     10%    30.9      71%            43          60        71
                                                                          $440        $436      $442

  (a) Carrying value represents acquisition cost plus AFEI's equity in undistributed earnings and losses.

   AFG's subsidiaries operate primarily in specialty and multi-line property and casualty insurance and, through American Annuity, the sale of tax-deferred annuities and certain life and health insurance.

   In September 1996, AFEI sold its investment in Citicasters to Jacor Communications for approximately $76 million in cash plus warrants to purchase Jacor common stock. AFEI had purchased its shares of Citicasters for $23.9 million in cash in June 1994.

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

                        1996                            1995
  Quarter       Low     High   Dividends        Low     High   Dividends
  First      $22.00   $26.50        $.10     $20.50   $24.00        $.10
  Second      23.00    25.50         .10      20.25    23.00         .10
  Third       22.00    26.75         .10      22.00    24.00         .10
  Fourth      25.00    28.50         .10      21.75    24.50         .25

   The number of beneficial owners of AFEI's Common Stock at March 1, 1997, was in excess of 500; registered holders numbered approximately 250.

                               ITEM 6

                      Selected Financial Data

   The following financial data (in thousands, except per share data) has been summarized from, and should be read in conjunction with, AFEI's financial statements.

                                         1996       1995         1994       1993       1992
Earnings Statement Data:
  Total Revenues                      $86,864    $32,053       $5,196    $78,773    $12,285
  Earnings (Loss) From:
   Operations                          56,592     20,912        4,210     42,674       (979)
   Extraordinary Items (a)             (2,714)      -            -          -          -
   Cumulative Effect of
     Accounting Changes (b)              -          -            -          -        49,067
  Net Earnings                         53,878     20,912        4,210     42,674     48,088

  Earnings (Loss) Per Common Share:
   Operations                           $4.26      $1.57         $.32      $3.21      ($.07)
   Extraordinary Items                   (.21)      -            -          -          -
   Cumulative Effect of
     Accounting Changes                  -          -            -          -          3.69
   Net Earnings                          4.05       1.57          .32       3.21       3.62

  Cash Dividends Per Common Share         .40        .55          .45        .05        .02

Balance Sheet Data:
Total Assets                         $506,264   $465,247     $390,396   $411,317   $487,137
Long-term Debt                           -        19,667(c)    16,000     15,000    161,500
Shareholders' Equity                  424,099    384,037      338,235    352,206    303,797
Book Value Per Common Share             31.91      28.89        25.45      26.50      22.86

(a)Represents AFEI's share of affiliates' losses on prepayment of debt.

(b)Effective January 1, 1992, two affiliates recorded adjustments for cumulative effects of accounting changes from the implementation of Financial Accounting Standards Board
   Statements.

(c)  Represents borrowings under AFEI's credit line with AFC.

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

   AFEI's assets consist primarily of investments in the common stock of American Financial Group ("AFG") and American Annuity
Group.

   In February 1997, AFEI and AFG announced that they are examining the feasibility of a transaction under which AFEI would become wholly-owned.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Funds At the current indicated rate, $10 million in annual dividends from AFG is expected to be more than sufficient to cover AFEI's fixed charges and other operating expenses. If, in the future, affiliate dividends are insufficient to meet its fixed charges, AFEI would be required to meet them through bank borrowings, sales of investments, borrowings from affiliates, or similar transactions.

   AFEI has two revolving credit agreements under which it may borrow an aggregate maximum of $25 million at any one time. At
December 31, 1996, AFEI had no outstanding borrowings.

   In September 1996, AFEI sold its investment in Citicasters for approximately $76 million in cash and repaid the $19.9 million owed under its credit line with American Premier Underwriters. Pursuant to a rights offering, AFEI purchased 390,000 shares of American Annuity for $3.7 million in August 1995 using funds borrowed under its bank line.

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

RESULTS OF OPERATIONS - THREE YEARS ENDED DECEMBER 31, 1996

Affiliates Equity in net earnings and losses of affiliates (companies in which AFEI owns a significant portion of the voting stock) represents AFEI's proportionate share of the affiliates' earnings and losses. Since AFEI's basis in certain assets and liabilities of affiliates differs from amounts reported by these companies, adjustments are made to AFEI's share of their reported earnings. The following table presents the significant amounts used in calculating AFEI's equity in net earnings of affiliates (in millions):

                                              AFG           American Premier
                                        1996     1995(a)     1995(a)    1994
Affiliate earnings before
  extraordinary items                 $262.0   $160.6       $16.3       $0.3

AFEI's share of affiliate earnings    $ 31.4   $ 22.0       $ 3.7       $0.1
Basis adjustments, including
  amortization of goodwill              (8.6)    (0.9)         -         0.1

Equity in net earnings of
  affiliates as shown in
  Statement of Earnings               $ 22.8   $ 21.1       $ 3.7       $0.2

                                           American Annuity           Citicasters
                                        1996     1995    1994    1996(b)   1995    1994(c)
Affiliate earnings before
  extraordinary items                  $61.1    $55.5   $37.8    $4.7     $14.3   $59.7

AFEI's share of affiliate earnings     $ 6.1    $ 5.4   $ 3.6    $0.6      $1.9   $ 7.2
Basis adjustments, including
  amortization of goodwill              (1.2)     -       -      (0.1)     (0.3)   (6.2)

Equity in net earnings of
  affiliates as shown in
  Statement of Earnings                $ 4.9    $ 5.4   $ 3.6    $0.5     $ 1.6   $ 1.0

(a) AFEI received shares of AFG in exchange for its investment in American Premier in April 1995. For 1995, affiliate earnings for AFG represent AFG's results since March 31. Affiliate earnings for American Premier are American Premier's first quarter results.
(b) AFEI sold its Citicasters shares in September 1996. For 1996, affiliate earnings represent Citicasters' results through June 30.
(c) Represents Citicasters' results since June 30, 1994, the date of AFEI's acquisition of its Citicasters shares.

   American Financial Group AFG reported net income of $233.3 million in 1996 and $161.4 million in the nine months ended December 31, 1995. AFG's results for 1996 included $182 million in after-tax realized gains on investments and an after-tax charge of $80 million resulting from a decision to strengthen certain insurance reserves. Additionally, AFG's equity in net earnings of investees decreased $32 million compared to 1995 due primarily to certain fourth quarter writedowns and other unusual costs recorded by its investee. As discussed in Note A to the financial statements, AFEI received shares of AFG, a new company formed to own both AFC and American Premier, in exchange for its American Premier stock on a one-for-one basis in April 1995. No gain or loss was recorded on the exchange of shares.

   American Premier American Premier reported net income of $16.3 million in the first quarter of 1995 compared to $300,000 for all of 1994. American Premier's results for 1994 included a loss of $75.8 million on the sale of General Cable securities.

   American Annuity American Annuity reported net income of $55.1 million in 1996, $55.3 million in 1995 and $36.1 million in 1994. American Annuity's results for 1996 included after-tax realized gains of $800,000 compared to realized gains of $10.2 million in 1995 and losses of $100,000 in 1994.

   Citicasters Citicasters reported net income of $4.7 million in the first six months of 1996, $14.3 million in 1995 and $59.7 million in the six months ended December 31, 1994. Citicasters' results for 1994 included a $50.1 million after-tax gain from the sale of four television stations which was not included in determining AFEI's equity in Citicasters' earnings.

   Gains on Sales of Affiliates AFEI recognized pretax gains of $57.6 million in 1996 and $95,000 in 1995 on the disposal of Citicasters shares and $339,000 in 1994 on the sale of General Cable shares.

Interest Expense Interest expense decreased to $907,000 in 1996 from $1.2 million in 1995 due to debt repayments and lower interest rates on borrowings. The $496,000 increase in interest expense in 1995 compared to 1994 was due to increased average borrowings and higher interest rates on borrowings.

Administrative and General Expenses Administrative and general expenses included charges of $320,000 in each of the years 1996, 1995 and 1994 for accounting, legal, data processing, tax and investment services provided by AFC. As a subsidiary of AFC, AFEI does not incur all of the costs of operating as an independent entity. While it is not practical to estimate all of the costs of operating as a separate entity, management believes the above expense allocation is reasonable. Also included in administrative and general expenses for 1996 is $1.2 million which represents the fair value of securities donated as charitable contributions.

Income Taxes The provision (credit) for income taxes includes the effects of deductions relating to affiliate dividends.



                                ITEM 8

             Financial Statements and Supplementary Data
                                                            Page

Report of Independent Auditors                               F-1

Balance Sheet:
  December 31, 1996 and 1995                                 F-2

Statement of Earnings:
  Years ended December 31, 1996, 1995 and 1994               F-3

Statement of Changes in Shareholders' Equity:
  Years ended December 31, 1996, 1995 and 1994               F-4

Statement of Cash Flows:
  Years ended December 31, 1996, 1995 and 1994               F-5

Notes to Financial Statements                                F-6


"Selected Quarterly Financial Data" has been included in Note G to AFEI's Financial Statements.

                                ITEM 9

     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   AFEI filed a report on Form 8-K on August 29, 1995, reporting a change in independent auditors of American Premier Underwriters, Inc., an AFEI investee. The report is incorporated herein by reference.



                               PART III

   The information required by the following Items will be provided within 120 days after the end of Registrant's fiscal year.


  ITEM 10      Directors and Executive Officers of the Registrant


  ITEM 11      Executive Compensation


  ITEM 12      Security Ownership of Certain Beneficial Owners and Management


  ITEM 13      Certain Relationships and Related Transactions

                     REPORT OF INDEPENDENT AUDITORS


Board of Directors
American Financial Enterprises, Inc.

We have audited the accompanying balance sheets of American Financial Enterprises, Inc. as of December 31, 1996 and 1995, and the related statements of earnings, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Financial Enterprises, Inc. at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                        ERNST & YOUNG LLP


Cincinnati, Ohio
March 25, 1997

                 AMERICAN FINANCIAL ENTERPRISES, INC.

                            BALANCE SHEET

                        (Dollars in Thousands)



                                                   December 31,
                                                 1996        1995
               Assets

Cash and short-term investments              $ 59,939    $    506
Investment in affiliates:
  American Financial Group, Inc.              397,421     396,427
  American Annuity Group, Inc.                 43,237      41,978
  Citicasters Inc.                               -         26,336
Other equities - at market (cost - $7,368)      5,168        -
Other assets                                      499        -

                                             $506,264    $465,247



    Liabilities and Shareholders' Equity

Accounts payable, accrued expenses and
  other liabilities                          $  1,230    $    975
Payable to American Financial Corporation      80,935      80,235
                                               82,165      81,210

Shareholders' Equity:
  Preferred Stock, none issued                   -           -
  Common Stock, $1 par value
    - 20,000,000 shares authorized
    - 13,291,117 shares outstanding            13,291      13,291
  Capital surplus                             114,106     114,106
  Retained earnings                           278,802     230,240
  Equity in affiliates' net unrealized
    gains on marketable securities,
    net of deferred income taxes               17,900      26,400
      Total Shareholders' Equity              424,099     384,037

                                             $506,264    $465,247



See notes to financial statements.

                 AMERICAN FINANCIAL ENTERPRISES, INC.

                        STATEMENT OF EARNINGS

                (In Thousands, Except Per Share Data)
                                                 Year ended December 31,
                                                1996       1995      1994
Income:
  Equity in net earnings of affiliates:
    American Financial Group, Inc.           $22,831    $21,128    $ -
    American Premier Underwriters, Inc.         -         3,688       158
    American Annuity Group, Inc.               4,891      5,449     3,578
    Citicasters Inc.                             490      1,607     1,030
  Gains on sales of affiliates                57,648         95       339
  Interest income                              1,004         86        91
                                              86,864     32,053     5,196

Costs and Expenses:
  Interest charges on borrowed money             907      1,161       665
  Administrative and general expenses          2,825      1,857     2,080
                                               3,732      3,018     2,745

Earnings before federal income taxes and
  extraordinary items                         83,132     29,035     2,451

Provision (credit) for federal income taxes   26,540      8,123    (1,759)

Earnings before extraordinary items           56,592     20,912     4,210

Extraordinary items - share of affiliates'
  losses on prepayment of debt, net
  of tax benefit of $1,462                    (2,714)      -         -

Net Earnings                                 $53,878    $20,912    $4,210


Average number of Common Shares               13,291     13,291    13,291

Earnings (loss) per Common Share:
  Before extraordinary items                   $4.26      $1.57      $.32
  Extraordinary items                           (.21)      -         -
  Net earnings                                 $4.05      $1.57      $.32

Cash dividends per Common Share                 $.40       $.55      $.45



See notes to financial statements.

                 AMERICAN FINANCIAL ENTERPRISES, INC.

             STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                            (In Thousands)

                                                                Year ended December 31,
                                                              1996        1995        1994
Common Stock:
  Balance at Beginning and End of Period                  $ 13,291    $ 13,291    $ 13,291



Capital Surplus:
  Balance at Beginning and End of Period                  $114,106    $114,106    $114,106



Retained Earnings:
  Balance at Beginning of Period                          $230,240    $216,638    $218,409
  Net earnings                                              53,878      20,912       4,210
  Cash dividends paid                                       (5,316)     (7,310)     (5,981)
       Balance at End of Period                           $278,802    $230,240    $216,638



Equity in Affiliates' Net Unrealized Gains (Losses) on
   Marketable Securities, Net of Deferred Income Taxes:
    Balance at Beginning of Period                        $ 26,400   ($  5,800)   $  6,400
    Change during period                                    (8,500)     32,200     (12,200)
       Balance at End of Period                           $ 17,900    $ 26,400   ($  5,800)


See notes to financial statements.

                 AMERICAN FINANCIAL ENTERPRISES, INC.

                       STATEMENT OF CASH FLOWS

                            (In Thousands)

                                                                   Year ended December 31,
                                                                 1996        1995        1994
Operating Activities:
  Net earnings                                                $53,878     $20,912     $ 4,210
  Adjustments:
    Extraordinary items - share of affiliates'
      losses on prepayment of debt                              2,714        -           -
    Equity in net earnings of affiliates                      (28,212)    (31,872)     (4,766)
    Gains on sales of affiliates                              (57,648)        (95)       (339)
    Cash dividends from affiliates                             10,293      10,337       8,991
    Increase (decrease) in payable to affiliates               26,529       8,134      (1,759)
    Other                                                       1,263         123         751
                                                                8,817       7,539       7,088

Investing Activities:
  Sales of affiliates                                          75,599        -         21,628
  Purchases of affiliates                                        -         (3,665)    (23,852)
                                                               75,599      (3,665)     (2,224)

Financing Activities:
  Additional long-term borrowings                                -          4,300      18,500
  Borrowings from affiliates                                     -         19,667        -
  Repayments of borrowings from affiliates                    (19,667)       -           -
  Reduction of long-term debt                                    -        (20,300)    (17,500)
  Cash dividends paid                                          (5,316)     (7,310)     (5,981)
                                                              (24,983)     (3,643)     (4,981)

Net Increase (Decrease) In Cash and Short-term Investments     59,433         231        (117)

Cash and short-term investments at beginning
  of period                                                       506         275         392

Cash and short-term investments at end of period              $59,939     $   506    $    275


See notes to financial statements.

                 AMERICAN FINANCIAL ENTERPRISES, INC.

                    NOTES TO FINANCIAL STATEMENTS


A. Basis of Presentation American Financial Enterprises, Inc. ("AFEI") became a subsidiary of American Financial Corporation ("AFC") in 1980 as a result of the reorganization of The New York, New Haven and Hartford Railroad Company. In April 1995, AFC merged with a subsidiary of American Financial Group, Inc. ("AFG") a new company formed to own 100% of the common stock of AFC and American Premier Underwriters, Inc. ("American Premier"). Shareholders of American Premier, including AFEI, received shares of AFG on a one-for-one basis. At December 31, 1996, AFG (through AFC and its subsidiaries) owned 10,981,429 shares (83%) of AFEI's outstanding Common Stock. Certain reclassification have been made to prior years to conform to the current year's presentation.

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

B. Investment in Affiliates AFEI's and AFC's combined ownership of the common stock of AFG and American Annuity Group, Inc. exceeds 20%. Accordingly, these investments are treated as affiliates under the equity method of accounting. Under this method, AFEI includes in its income the portion of the net earnings of these companies attributable to the common shares owned by AFEI, even though they might not be received as dividends. Included in AFEI's balance sheet is its portion of affiliates' unrealized gains and losses on marketable securities.

   Since AFEI's basis in certain assets and liabilities of affiliates differs from amounts reported by these companies, adjustments are made to their reported earnings in calculating AFEI's share of affiliate earnings. Included in AFEI's retained earnings at December 31, 1996, was $136 million applicable to its equity in undistributed net earnings of affiliates.

   Investment in American Financial Group  AFEI owned
   10.0 million shares (12%) of AFG's common stock at December 31, 1996. Since AFEI and AFC are AFG subsidiaries,
   AFG does not report shares owned by them as outstanding for financial reporting purposes. AFEI (and AFC) receive dividends paid

                 AMERICAN FINANCIAL ENTERPRISES, INC.

   on AFG common stock; however, their shares generally will not be eligible to be voted as long as AFEI (and AFC) are owned by AFG. The market value of AFEI's investment in AFG was $376 million and $305 million at December 31, 1996 and 1995, respectively. AFG's subsidiaries operate primarily in specialty and multi-line property and casualty insurance and the sale of tax-deferred annuities. See Note H, "Subsequent Event".

   Summarized financial information for AFG (for the periods it was accounted for as an affiliate) follows (in millions):

                                                      Nine months
                                                            ended
                                                1996     12/31/95
      Cash and Investments                   $11,739      $11,493
      Other Assets                             3,312        3,461
      Insurance Claims and Reserves           11,312       10,981
      Long-term Debt                             518          882
      Minority Interest                          494          314
      Shareholders' Equity                     1,554        1,440

      Revenues                               $ 4,115.4    $ 3,076.0
      Earnings Before Extraordinary Items        262.0        160.6
      Extraordinary Items - Gain (Loss) on
        Prepayment of Debt                       (28.7)         0.8
      Net Earnings                               233.3        161.4

   Investment in American Premier As discussed in Note A, AFEI received shares of American Financial Group in exchange for its American Premier stock on a one-for-one basis in April
   1995.

   Summarized financial information for American Premier (for the periods it was accounted for as an affiliate) follows
   (in millions):

                                               1995
                                            1st Qtr       1994
      Revenues                               $432.8   $1,758.9
      Income from Continuing Operations        16.3        0.8
      Discontinued Operations                   -         (0.5)
      Net Income                               16.3        0.3

   American Premier's 1994 results included a $75.8 million loss on the sale of securities of General Cable.

   Investment in American Annuity Group AFEI owned 4.2 million shares (10%) of American Annuity common stock at December 31, 1996. The market value of AFEI's investment in American Annuity was $60 million and $51 million at December 31, 1996 and 1995, respectively. American Annuity is engaged in the sale of tax-deferred annuities and certain life and health insurance.

                 AMERICAN FINANCIAL ENTERPRISES, INC.

   Summarized financial information for American Annuity follows (in millions):

                                                  1996       1995      1994
        Cash and Investments                    $6,315     $5,998
        Other Assets                               709        613
        Annuity Benefits Accumulated             5,366      5,052
        Notes Payable                              115        168
        Mandatorily Redeemable Preferred
          Securities of Subsidiary Trust            75          -
        Stockholders' Equity                       487        429

        Revenues                                $  577.3   $  439.6    $372.7
        Income from Continuing Operations           61.1       58.7      40.9
        Discontinued Operations                      -         (3.2)     (2.6)
        Extraordinary Items - Loss on
          Prepayment of Debt                        (6.0)      (0.2)     (1.7)
        Cumulative Effect of Accounting Change       -          -        (0.5)
        Net Income                                  55.1       55.3      36.1


   Investment in Citicasters In September 1996, AFEI sold its investment in Citicasters to Jacor Communications for approximately $76 million in cash plus warrants to purchase
   Jacor common stock. AFEI realized a pretax gain of approximately $57 million on the sale.

   Investment in General Cable In June 1994, AFEI sold its investment in General Cable common stock to an unaffiliated company for $21.6 million in cash. AFEI realized a $339,000 pretax gain on the sale.

C. Payable to American Financial Corporation In December 1995, AFEI paid the outstanding balance of its bank line using funds borrowed under a new $20 million credit agreement with AFC which expires in December 1997. AFC assigned this credit agreement to American Premier in March 1996. Borrowings bear interest at rates 1/8th of 1% below the bank line rates. All other terms are similar to those in the bank line agreement. Maximum borrowings under the two lines may not exceed $25 million at any one time. AFEI had no borrowings under this agreement at December 31, 1996 and $19.7 million borrowed at December 31, 1995. The remainder of AFEI's payable to AFC at these dates represents primarily tax payments due under AFEI's tax agreement and deferred taxes on AFEI's equity in affiliates' net unrealized gains on marketable securities. AFEI paid cash interest to affiliates totaling $918,000 in 1996.

D. Bank Line Agreement AFEI has a revolving credit agreement under which it may borrow a maximum of $20 million through December 1997. Loans under the line of credit bear interest at rates approximating prime and are collateralized by a pledge of AFG common stock having a market value of two times the amount borrowed under the line. The lender charges an annual fee of 1/4% of the unused portion of the line of credit. There were no borrowings at December 31, 1996 or 1995. Under this agreement, AFEI paid cash interest totaling
   $1.2 million and $634,000 in 1995 and 1994, respectively.

                 AMERICAN FINANCIAL ENTERPRISES, INC.

E. Shareholders' Equity  AFEI's authorized capital includes
   5.5 million shares of $1 Par, Non-voting Cumulative
   Preferred Stock and 1.5 million shares of $1 Par, Voting
   Cumulative Preferred Stock.

   Prior to 1990, AFEI granted nonqualified stock options to certain officers and directors at the fair value of the underlying AFEI Common Stock (ranging from $19.88 - $22.50 per share) at the date of grant. The options became exercisable at the rate of 20% per year commencing one year after grant, and generally expire ten years after grant. No options have been exercised. At December 31, 1996, options for 462,500 shares were outstanding and exercisable.

   Included in equity in affiliates' net unrealized gains on marketable securities at December 31, 1996 is $1.4 million representing AFEI's net unrealized loss on its investment in equity securities.

F. Income Taxes The following is a reconciliation of federal income taxes at the "statutory" rate of 35% and as shown in the Statement of Earnings (in thousands):

                                                  1996      1995      1994
     Earnings before income taxes
       and extraordinary items                 $83,132   $29,035    $2,451
     Extraordinary items before income taxes    (4,176)     -         -
     Adjusted earnings before income taxes     $78,956   $29,035    $2,451

     Income taxes at statutory rate             27,635    10,162       858

     Effect of dividends received deductions    (2,557)   (2,039)   (2,617)
     Taxes applicable to extraordinary items     1,462      -         -

     Provision (credit) for federal income
       taxes as shown in the Statement of
       Earnings                                $26,540   $ 8,123   ($1,759)

   The dividends received deductions relate to dividends received or accrued on the stocks of affiliates.

   AFEI's tax agreement with AFC calls for payments to (or benefits from) AFC based on book taxable income without regard to temporary differences (differences between the book basis and the tax basis of assets or liabilities that will result in future taxable income or deductions). The following were effects of temporary differences and net operating loss carryforwards ("NOLs") at December 31, (in millions):

                                         1996      1995
     Investment in affiliates           $96.7     $92.8
     Tax return NOL                       -        (7.8)
     Other separate company NOL         (23.7)    (37.0)

                 AMERICAN FINANCIAL ENTERPRISES, INC.

G. Quarterly Operating Results (Unaudited)  The following table presents quarterly results of operations for the years ended
   December 31, 1996 and 1995 (in thousands, except per share data):
                                1st      2nd      3rd        4th        Total
                              Quarter  Quarter   Quarter   Quarter       Year
   1996
   Revenues                    $9,967   $8,144   $69,303     ($550)   $86,864
   Earnings (loss) before
     extraordinary items        6,622    5,447    45,100      (577)    56,592
   Extraordinary items           (725)    (974)     (762)     (253)    (2,714)
   Net earnings (loss)          5,897    4,473    44,338      (830)    53,878

   Earnings per Common Share:
     Before extraordinary
       items                     $.50     $.41     $3.39     ($.04)     $4.26
     Extraordinary items         (.06)    (.07)     (.05)     (.02)      (.21)
     Net earnings (loss)          .44      .34      3.34      (.06)      4.05

   1995
   Revenues                    $4,955   $4,771    $7,314   $15,013    $32,053
   Net earnings                 3,460    3,301     4,779     9,372     20,912

   Net earnings per
     Common Share                $.26     $.25      $.36      $.70      $1.57

   See Note B for effects of significant items recognized in individual quarters.

H. Subsequent Event (Unaudited) In February 1997, AFEI and AFG announced that they are jointly examining the feasibility of a transaction whereby all 2.3 million shares of AFEI Common Stock not owned by AFG would be exchanged on a one-for-one basis for AFG common stock and AFEI would become wholly-owned. AFEI and AFG intend that the transaction be structured so that it is tax-free to AFEI shareholders. The transaction would be subject to the approval of AFEI's shareholders other than AFG and other customary approvals. In light of this development, AFEI will likely suspend accounting for its investment in AFG on the equity method in 1997 and recognize only the actual dividends received from AFG as income.

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


(a) Documents filed as part of this Report:

    1.  Financial Statements are included in Part II, Item 8.

    2.  Financial Statement Schedules:

        A.  Selected Quarterly Financial Data is
            included in Note G to AFEI's Financial Statements.

        B.  The Annual Report on Form 10-K of American
            Financial Group, Inc. (File No. 1-11453) for the period ended December 31, 1996, is hereby incorporated by reference.

            Copies of this Annual Report on Form 10-K and all subsequent reports filed pursuant to Section 13 of the Securities Exchange Act of 1934 may be obtained from the Commission's principal office at Judiciary Plaza, 450 Fifth Street, N.W., Washington, D.C. 20549, upon payment of the fees prescribed by the rules and regulations of the Commission or may be examined without charge at Room 1024 of the Commission's public reference facilities at the same address. Copies of material filed with the Commission may also be inspected at the following regional offices: 500 West Madison Street, Suite 1400, Chicago, Illinois 60661; and 7 World Trade Center, Suite 1300, New York, New York 10048.

        C. All other schedules for which provisions are made in the applicable regulation of the Securities and Exchange Commission have been omitted as they are not applicable, not required, or the information required thereby is set forth in the Financial
            Statements or the notes thereto.

   3.  Exhibits - see Exhibit Index on page E-1.

(b)    Reports on Form 8-K:  None.

                              Signatures


    Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, American Financial Enterprises, Inc. has duly caused this Report to be signed on its behalf by the undersigned, duly authorized.


                                     American Financial Enterprises, Inc.


Signed:  March 26, 1997              By:s/CARL H. LINDNER
                                        Carl H. Lindner, Chairman ofthe
                                        Board and President




   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

     Signature               Capacity                    Date

s/CARL H. LINDNER      Chairman of the Board             March 26, 1997
  Carl H. Lindner



s/JULIUS S. ANREDER    Director*                         March 26, 1997
  Julius S. Anreder



s/JAMES E. EVANS       Director*                         March 26, 1997
  James E. Evans



s/FRED J. RUNK         Director, Vice President and      March 26, 1997
  Fred J. Runk           Treasurer (Principal Financial
                          and Accounting Officer)



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

 4(b)    Credit Agreement dated as of           Incorporated by reference to
         December 29, 1995 between AFEI         Registrant's Annual Report on
         and American Financial Corporation     Form 10-K for December 31,
                                                1995.

 10      Management Contract:  Stock Option     Incorporated by reference to
         Agreement                              Registrant's Annual Report on
                                                Form 10-K for December 31,
                                                1993.

 16      Letter from Deloitte & Touche LLP      Incorporated by reference to
                                                AFEI's Form 8-K filed on
                                                August 29, 1995.

 27      Financial Data Schedule                           (*)

 99      Form 10-K of American Financial
         Group, Inc. for the year ended
         December 31, 1996

 (*) Copy included in Report filed electronically with the Securities and Exchange Commission.