Form 10-K/A
period 1996-12-31
AMERICAN FINANCIAL ENTERPRISES INC /CT/
filed 1997-04-30
CIK 319157

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 FORM 10-K/A

                             Amendment No. 1 to

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






              This Form 10-K/A provides information required by
                     Items 10, 11, 12 & 13 of Form 10-K.

                                  PART III


ITEM 10.       Directors and Executive Officers of the Registrant.



         The   directors   and  executive  officers  of  American   Financial
Enterprises, Inc. ("AFEI") are:

                                                                                   Director or
                                                                                   Officer
Name                       Age*      Position                                      Since
------------------         ----      -----------------------------------           -----------
<S)
Carl H. Lindner            77        Chairman of the Board and President           1980
Julius S. Anreder          63        Director                                      1980
James E. Evans             51        Director, Vice President and
                                       General Counsel                             1980
Robert D. Lindner          76        Director                                      1980
Thomas E. Mischell         49        Vice President                                1986
Fred J. Runk               54        Director, Vice President
                                      and Treasurer                                1980
Ronald F. Walker           58        Director                                      1980

*As of March 31, 1997


        Carl H. Lindner has been Chairman of the Board and Chief Executive Officer of AFG for more than five years. During the past five years, Mr.
Lindner has also been Chairman of the Board and Chief Executive Officer of AFC and APU, diversified financial services companies which became subsidiaries of AFG as a result of Mergers occurring in April 1995. He is also Chairman of the Board of Directors of American Annuity Group, Inc. ("AAG") and Chiquita Brands International, Inc. ("Chiquita").

        Julius S. Anreder is a partner of Oscar Gruss & Son, the controlling shareholder of Oscar Gruss & Son, Inc., a New York based member firm of the New York Stock Exchange. Mr. Anreder has served as Vice President of Oscar Gruss & Son, Inc. for more than five years.

        James E. Evans is Senior Vice President and General Counsel of AFG. He has served as Vice President and General Counsel of AFEI and AFC for more than five years. Mr. Evans is also a director of AFG, AFC and APU.

       Robert D. Lindner, for more than five years, has served as Chairman of the Board of United Dairy Farmers, Inc. which, among other things, is engaged through subsidiaries in dairy processing and the operation of convenience stores.

        Thomas  E.  Mischell is Senior Vice President-Taxes of AFG.   He  has
served as a Vice President of AFEI and AFC for over five years.

        Fred J. Runk is Senior Vice President and Treasurer of AFG. He has served as Vice President and Treasurer of AFEI and AFC for more than five years. He is also a director of Chiquita.

        Ronald F. Walker served as President and Chief Operating Officer of AFC for more than five years prior to his resignation from that position in April 1995. He is currently Vice Chairman of Great American Insurance Company, an AFC subsidiary, and serves on the board of directors of AAG, Chiquita and Tejas Gas Company.

       Carl H. Lindner and Robert D. Lindner are brothers.

        In December 1993, Great American Communications Company, which subsequently changed its name to Citicasters Inc., completed a comprehensive financial restructuring that included a prepackaged plan of reorganization filed in November of that year under Chapter 11 of the Bankruptcy Code. Messrs. Carl H. Lindner, Mischell and Runk had been executive officers of that company within two years before its bankruptcy reorganization.

        In  April  1997,  Neil  M.  Hahl was appointed  to  AFEI's  Board  of
Directors. He is President of The Weitling Group, a Cincinnati based business consulting firm and, for more than five years prior to his resignation in May 1996, was a Senior Vice President of AFG. He is also a director of Buckeye Management Company.

ITEM 11.       Executive Compensation.

Summary Compensation Table

        The following table sets forth the aggregate cash compensation for 1996, 1995 and 1994 of AFEI's Chief Executive Officer and its other executive officers who earned more than $100,000 in 1996.


Name and Principal Position                       Year              Annual Compensation
                                                                    Salary
-------------------------------------             ------            --------------------
Carl H. Lindner                                   1996              $150,000
  Chairman of the Board and                       1995              $183,700
  President                                       1994              $254,800

James E. Evans                                    1996              $142,700
  Vice President and General                      1995              $142,700
  Counsel                                         1994              $142,700

Fred J. Runk                                      1996              $132,500
  Vice President and Treasurer                    1995              $132,500
                                                  1994              $132,500

       No bonuses, personal benefits or other non-cash compensation were paid to the executive officers during 1996, 1995 or 1994.

        Each director who is not also a salaried officer is paid $20,000 annually. The Board of Directors has adopted a program which provides for payments to be made to unaffiliated directors upon their leaving the Board. The only present director who would be entitled to receive such payments is Mr. Anreder. Under that program, directors who have served the Company at least three years are entitled to payments equal to base directors' fees in effect during the last calendar year such person served as a director multiplied by the number of years of service, subject to a maximum of five years. Payments are to be made in equal annual installments.

Compensation Committee Interlocks and Insider Participation

       Ronald F. Walker is an executive of an AFG subsidiary. AFG's Board of Directors sets the compensation which Carl H. Lindner and Mr. Walker receive from AFG and its subsidiaries.

Stock Options

        AFEI directors and employees currently have outstanding options to purchase 102,500 shares at $22.50 per share, 165,000 shares at $19.875 per share and 165,000 shares at $22.00 per share. The stock option agreements covering certain options were amended in March 1996 to extend the expiration date by one year. No options have been granted or exercised in the last three years by directors or executive officers of AFEI.

       The following table discloses certain stock option information for the executive officers named in the Summary Compensation Table.

              1996 Option Exercises and Year End Option Values

                                                                           Value of Unexercised
                                                 Number of Securities    In-the-Money Options at
                                                Underlying Unexercised        Year End (a) -
                                                 Options at Year End -         Exercisable/
                                                     Exercisable/             Unexercisable
                         Options      Value          Unexercisable
         Name           Exercised    Realized
-----------------        --------    --------       ------------------       ------------------
   Carl H. Lindner         -0-         -0-                     0 / 0                    0 / 0
   James E. Evans          -0-         -0-               115,000 / 0             $812,500 / 0
   Fred J. Runk            -0-         -0-                85,000 / 0             $571,875 / 0

(a)    The  value of unexercised in-the-money options is calculated based  on the  closing market price for AFEI Common Stock on December  31,  1996 of $28.25 per share.


ITEM   12.         Security  Ownership  of  Certain  Beneficial  Owners   and
Management.

Principal Shareholders

        The following shareholders are the only persons known by the Company to own beneficially five percent or more of its outstanding Common Stock as of March 31, 1997:


                                                  Amount and Nature of          Percent of
     Name and address of Beneficial Owner         Beneficial Ownership             Class
American Financial Group, Inc.
  One East Fourth Street                              10,981,429 (a)               82.6%
  Cincinnati, Ohio 45202
Regina Gruss
  33 Riverside Drive                                  986,472 (b)                  7.4%
  New York, New York  10023


(a) Carl H. Lindner, Carl H. Lindner III, S. Craig Lindner, Keith E. Lindner and trusts for their benefit (collectively the "Lindner Family"), the beneficial owners of approximately 45% of the common stock of AFG, share with AFG voting and dispositive power with respect to the shares of AFEI Common Stock owned by AFG. AFG and the Lindner Family may be deemed to be controlling persons of AFEI.

(b) Mrs. Gruss is a director of a charitable and educational foundation which beneficially owns an additional 145,616 shares. Mrs. Gruss disclaims beneficial ownership with respect to all of the shares held in the foundation.

Holdings of Management

        Information concerning AFEI's Common Stock beneficially owned by each director and the directors and executive officers as a group as of March 31, 1997, is shown in the following table:

                                          Amount  and  Nature  of  Beneficial Ownership
                                     -----------------------------------------------------------
                                       Shares        Exercisable                     Percent of
                                       Owned         Options (b)        Total          Class
                                     -----------     -------------      ------       -----------
Carl H. Lindner (a)                      -0-             -0-             -0-             -
Julius S. Anreder                      4,744          10,000          14,744             *
James E. Evans                         1,000         115,000         116,000             *
Robert D. Lindner                        -0-          10,000          10,000             *
Fred J. Runk                           3,194          85,000          88,194             *
Ronald F. Walker                         -0-           7,500           7,500             *
All directors and executive
officers as a group
(7 persons, including the
above)                                 8,938         302,500         311,438           2.3%

*Less than 1%

(a)    Does not include shares owned by AFG.
(b) Represents shares which may be acquired upon exercise of stock options.

       Certain of the Company's executive officers and directors beneficially own AFG and AFC equity securities. At March 31, 1997, such beneficial ownership included:

               (1) AFG Common Stock: Carl H. Lindner - 5,557,020 (9.6%); Julius S. Anreder - 4,542; James E. Evans - 78,507; Robert D. Lindner - 649,119 (1.1%); Fred J. Runk - 127,433; Ronald F.
               Walker - 128,352; and all directors and executive officers as a group, 6,594,429 shares (11.3%);

               (2) AFC Series F Preferred Stock: Robert D. Lindner - 122,400; Fred J. Runk - 4,283; and all directors and executive officers as a group, 140,474 shares; and

               (3) AFC Series G Preferred Stock: Fred J. Runk - 153 shares and all directors and executive officers as a group - 2,253 shares.

        The foregoing amounts represent less than one percent of the outstanding shares of the class of equity securities presented, unless otherwise shown.

ITEM 13.       Certain Relationships and Related Transactions.

        AFEI's Certificate of Incorporation provides that AFEI may not purchase, sell or lease any property or services to or from AFC unless such a transaction has been approved by those directors who are not affiliated with AFC. Where required, AFEI has received approval from Mr. Anreder, the director of AFEI who is not affiliated with AFC.

        AFC provides certain investment services to AFEI. AFEI was charged $200,000 for these services in 1996. In addition, AFC provides the following services to AFEI: preparation of financial reports, accounting, legal, treasury, data processing and tax services. AFEI was charged $120,000 for these services in 1996. Charges with respect to these transactions are at amounts below or comparable to those which would be paid to unrelated parties.

       As a result of AFC's ownership of AFEI exceeding 80%, AFEI is a member of AFC's tax group and files consolidated federal income tax returns with AFC. AFEI's tax agreement with AFC calls for payments to (or benefits from) AFC based on book taxable income without regard to temporary differences between book and tax return income. During 1996, AFEI recorded a provision of $25.1 million for income taxes under its tax agreement with AFC.

                                           SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  AMERICAN FINANCIAL ENTERPRISES,INC.



April 30, 1997                By:  Fred J. Runk
                                     Fred J. Runk
                                      Vice President and Treasurer