Form 10-Q
period 1997-03-31
AMERICAN FINANCIAL ENTERPRISES INC /CT/
filed 1997-05-13
CIK 319157

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549


                              FORM 10-Q


       Quarterly Report Pursuant to Section 13 or 15(d) of the
                   Securities Exchange Act of 1934


For the Quarterly Period Ended                      Commission File
March 31, 1997                                      No. 1-8013



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



As of May 1, 1997, there were 13,321,117 shares of the Registrant's Common Stock outstanding.

              AMERICAN FINANCIAL ENTERPRISES, INC. 10-Q
                                PART I
                        FINANCIAL INFORMATION

                 AMERICAN FINANCIAL ENTERPRISES, INC.
                            BALANCE SHEET
                        (Dollars in Thousands)


                                                 March 31,  December 31,
                                                     1997          1996
            Assets

Cash and short-term investments                  $ 61,620     $  59,939
Investment in affiliates:
  American Financial Group, Inc.                  363,299       397,421
  American Annuity Group, Inc.                     41,009        43,237
Other equities - at market (cost - $7,368)          4,468         5,168
Other assets                                          470           499

                                                 $470,866      $506,264


    Liabilities and Shareholders' Equity

Accounts payable, accrued expenses and
  other liabilities                              $  1,693       $ 1,230
Payable to American Financial Corporation          68,374        80,935
                                                   70,067        82,165

Shareholders' Equity:
  Preferred Stock, none issued                       -             -
  Common Stock, $1 par value
    - 20,000,000 shares authorized
    - 13,291,117 shares outstanding                13,291        13,291
  Capital surplus                                 114,106       114,106
  Retained earnings                               280,806       278,802
  Net unrealized gain (loss) on marketable
    securities, net of deferred income taxes       (7,404)       17,900
      Total Shareholders' Equity                  400,799       424,099

                                                 $470,866      $506,264

             AMERICAN FINANCIAL ENTERPRISES, INC. 10-Q

                AMERICAN FINANCIAL ENTERPRISES, INC.
                       STATEMENT OF EARNINGS
               (In Thousands, Except Per Share Data)


                                                     Three months ended
                                                          March 31,
                                                       1997        1996
Income:
  Equity in net earnings of affiliates:
    American Financial Group, Inc.                   $ -         $8,621
    American Annuity Group, Inc.                      1,672       1,443
    Citicasters Inc.                                   -           (120)
  Dividend and interest income                        3,274          23
                                                      4,946       9,967

Costs and Expenses:
  Interest charges on borrowed money                   -            315
  Administrative and general expenses                   756         402
                                                        756         717

Earnings before federal income taxes and
  extraordinary items                                 4,190       9,250
Provision for federal income taxes                      857       2,628

Earnings before extraordinary items                   3,333       6,622

Extraordinary items - share of affiliates'
  losses on prepayment of debt, net of
  tax benefit of $390                                  -           (725)

Net Earnings                                         $3,333      $5,897


Average number of Common Shares                      13,291      13,291

Earnings (loss) per Common Share:
  Before extraordinary items                           $.25        $.50
  Extraordinary items                                   -          (.06)
  Net earnings                                         $.25        $.44

Cash dividends per Common Share                        $.10        $.10

              AMERICAN FINANCIAL ENTERPRISES, INC. 10-Q

                 AMERICAN FINANCIAL ENTERPRISES, INC.
                       STATEMENT OF CASH FLOWS
                            (In Thousands)


                                                         Three months ended
                                                              March 31,
                                                            1997       1996
Operating Activities:
  Net earnings                                           $ 3,333    $ 5,897
  Adjustments:
    Extraordinary items - share of affiliates'
      losses on prepayment of debt                          -           725
    Equity in net earnings of affiliates                  (1,672)    (9,944)
    Cash dividends from equity method affiliates            -         2,488
    Increase in payable to affiliates                        857      2,725
    Other, net                                               492         50
                                                           3,010      1,941

Financing Activities:
  Repayments of borrowings from affiliates                  -           (67)
  Cash dividends paid                                     (1,329)    (1,329)
                                                          (1,329)    (1,396)

Net Increase in Cash and Short-term Investments            1,681        545

Cash and short-term investments at beginning of period    59,939        506

Cash and short-term investments at end of period         $61,620    $ 1,051

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

    At March 31, 1997, American Financial Group, Inc. ("AFG") owned 10,981,429 shares (83%) of AFEI's outstanding Common Stock.

    In April 1997, AFG proposed a merger transaction whereby all 2.3 million shares of AFEI Common Stock not owned by AFG would be exchanged on a one-for-one basis for AFG common stock or $37.00 per AFEI share in cash and AFEI would become wholly-owned. The transaction is structured to be tax-free to AFEI shareholders who receive new stock and is subject to the approval by holders of two-thirds of AFEI's shares other than AFG and other customary approvals.

    Income Taxes AFEI files consolidated federal income tax returns with American Financial Corporation ("AFC"), all of whose common stock is owned by AFG. Deferred income taxes are calculated using the liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases and are measured using enacted tax rates. Current and deferred tax assets and liabilities are aggregated with other amounts receivable from or payable to AFC.

    Earnings Per Share Earnings per share are calculated on the basis of the weighted average number of shares of common stock outstanding during the period and the dilutive effect, if material, of assumed conversion of common stock options.

    New accounting standards issued in 1997 revise current rules for computing and presenting earnings per share beginning with financial statements issued for periods ending after December 15, 1997. The new rules require the presentation of basic and diluted earnings per share for entities with potentially dilutive securities. Implementation of these new rules will not materially affect AFEI's reported earnings per share amounts.

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

             AMERICAN FINANCIAL ENTERPRISES, INC. 10-Q

B. Investment in Affiliates In light of the proposed transaction discussed in Note A, AFEI suspended accounting for its investment in AFG under the equity method beginning in January 1997. As a result, AFEI carries its investment in AFG at market value and recognizes only the dividends received as income from AFG.

    AFEI's and AFC's combined ownership of the common stock of American Annuity Group, Inc. exceeds 20%. Accordingly, this investment is treated as an affiliate under the equity method of accounting. Since AFEI's basis in certain assets and liabilities of affiliates differs from amounts reported by these companies, adjustments are made to their reported earnings in calculating AFEI's share of affiliate earnings. Included in AFEI's balance sheet is its portion of affiliates' unrealized gains and losses on marketable securities.

    Investment in American Financial Group AFEI owned 10.0 million shares (13%) of AFG common stock at March 31, 1997. Since AFEI and AFC are AFG subsidiaries, AFG does not report shares owned by them as outstanding for financial reporting purposes. AFEI (and
    AFC) receive dividends paid on AFG common stock; however, their shares generally will not be eligible to be voted as long as AFEI (and AFC) are owned by AFG. The market value of AFEI's investment in AFG was $363 million and $376 million at March 31, 1997 and December 31, 1996, respectively. The book value (cost plus equity in net earnings through December 31, 1996) of AFEI's investment in AFG was $374 million at March 31, 1997. AFG's subsidiaries operate primarily in specialty and multi-line property and casualty insurance and the sale of tax-deferred annuities.

    Summarized financial information for AFG (for the period it was accounted for under the equity method) follows (in millions):

                                               Three months ended
                                                   March 31, 1996
        Revenues                                         $1,030.9
        Earnings Before Extraordinary Items                  81.2
        Extraordinary Items - Loss
          on Debt Prepayments                                (7.6)
        Net Earnings                                         73.6

    Investment in American Annuity Group AFEI owned 4.2 million shares (10%) of American Annuity common stock at March 31, 1997. The market value of AFEI's investment in American Annuity was $66 million and $60 million at March 31, 1997 and December 31, 1996, respectively. American Annuity is engaged in the sale of tax-deferred annuities and certain life and health insurance.

    Summarized financial information for American Annuity follows (in millions):

                                               Three months ended
                                                     March 31,
                                                  1997       1996
        Revenues                                $149.7     $139.0
        Income Before Extraordinary Item          18.0       14.7
        Extraordinary Item - Loss
          on Debt Prepayments                       -        (1.6)
        Net Income                                18.0       13.1

   Investment in Citicasters In September 1996, AFEI sold its investment in Citicasters to Jacor Communications for approximately $76 million in cash plus warrants to purchase Jacor common stock. AFEI realized a pretax gain of approximately
   $57 million on the sale.

                AMERICAN FINANCIAL ENTERPRISES, INC. 10-Q

C. Payable to American Financial Corporation In December 1995, AFEI paid the outstanding balance of its bank line using funds borrowed under a new $20 million credit agreement with AFC which expires in December 1997. AFC assigned this credit agreement to American Premier in March 1996. Borrowings bear interest at rates 1/8th of 1% below the bank line rates. All other terms are similar to those in the bank line agreement. Maximum aggregate borrowings under the two lines may not exceed $25 million at any one time. AFEI had no borrowings under this agreement at March 31, 1997 or December 31, 1996. AFEI's payable to AFC at these dates represents primarily tax payments due under AFEI's tax agreement and deferred taxes on AFEI's net unrealized gain (loss) on marketable securities.

D. Bank Line Agreement AFEI has a revolving credit agreement under which it may borrow a maximum of $20 million through December 1997. Loans under the line of credit bear interest at rates approximating prime and are collateralized by a pledge of AFG common stock having a market value of two times the amount borrowed under the line. The lender charges an annual fee of 1/4% of the unused portion of the line of credit. There was no outstanding balance under the bank line at March 31, 1997 or December 31, 1996.

E. Shareholders' Equity At March 31, 1997, there were 462,500 shares of AFEI Common Stock reserved for issuance upon exercise of stock options.

    The components of AFEI's net unrealized gain (loss) on marketable securities were as follows (in millions):
                                                 March 31,  December 31,
                                                     1997          1996

      American Financial Group common stock        ($10.6)        $  -
      Other equities                                 (2.9)         (2.2)
      Equity in affiliates' net unrealized gains:
        American Annuity Group                        2.2           6.1
        American Financial Group                       -           23.5
                                                    (11.3)         27.4
      Deferred taxes                                 (3.9)          9.5

      Net unrealized gain (loss)                   ($ 7.4)        $17.9

              AMERICAN FINANCIAL ENTERPRISES, INC. 10-Q

                                ITEM 2

                 Management's Discussion and Analysis
           of Financial Condition and Results of Operations


GENERAL AFEI's assets consist primarily of investments in the common stock of American Financial Group and American Annuity.

LIQUIDITY AND CAPITAL RESOURCES  At the current indicated rate,
$10 million in annual dividends from AFG is expected to be more than sufficient to cover AFEI's fixed charges and other operating expenses. If, in the future, affiliate dividends are insufficient to meet its fixed charges, AFEI would be required to meet them through bank borrowings, sales of investments, borrowings from affiliates, or similar transactions.

Since March 1995, AFEI has paid quarterly dividends of $1.3 million ($.10 per share). Additionally, AFEI paid a special dividend in December 1995 ($2.0 million or $.15 per share).

RESULTS OF OPERATIONS

Affiliates Since AFEI's basis in certain assets and liabilities of affiliates differs from amounts reported by these companies, adjustments are made to AFEI's share of affiliate earnings. The following table presents the significant amounts used in calculating AFEI's equity in net earnings of affiliates for the three months ended March 31 (in millions):

                                                     AFG        American Annuity    Citicasters
                                              1997(a)   1996      1997      1996       1996(b)
  Affiliate earnings before
      extraordinary items                              $81.2     $18.0     $14.7      ($0.6)

  AFEI's share of affiliate earnings                   $10.6     $ 1.7     $ 1.4      ($0.1)
  Basis adjustments, including amortization
    of goodwill                                         (2.0)       -         -          -

  Equity in net earnings of affiliates
    as shown in Statement of Earnings                  $ 8.6     $ 1.7     $ 1.4      ($0.1)

  (a)  In light of a proposed transaction whereby AFEI would become wholly-owned, AFEI suspended accounting for AFG under the equity method in January 1997.  See Note A to the financial statements.
  (b)  AFEI sold its Citicasters shares in September 1996.

Dividend and Interest Income Dividends of $2.5 million received from AFG in the first quarter of 1997 were included in dividend and interest income. Dividends of $2.5 million received from AFG for the same period of 1996 were recorded as a reduction in AFEI's investment in AFG under the equity method of accounting.

Interest Expense Interest expense for 1996 represents interest on borrowings under AFEI's credit agreement with American Premier which were repaid in September 1996.

Income Taxes The provision for income taxes reflects the effects of deductions relating to affiliate dividends.

              AMERICAN FINANCIAL ENTERPRISES, INC. 10-Q
                               PART II
                          OTHER INFORMATION


                                ITEM 1

                          Legal Proceedings

A lawsuit was filed following the April 23, 1997 public announcement of a proposal whereby AFG would acquire the AFEI Common Stock not owned by AFG. See Note A to the Financial Statements. The lawsuit names AFG, AFEI and six of AFEI's directors as defendants, alleges that the price offered in the proposal for AFEI's Common Stock is inadequate, and seeks to temporarily or permanently enjoin any transaction, or, alternatively, seeks recission or compensatory damages. The class action complaint was filed in Superior Court in Hartford, Connecticut, as Harry Lewis v. Carl H. Lindner, et al. Management believes that the suit is without merit and intends to vigorously contest it.

                                ITEM 6

                   Exhibits and Reports on Form 8-K

(a) Exhibit 27 - Financial Data Schedule - Included in Report filed electronically with the Securities and Exchange Commission.

(b)  Report on Form 8-K:  None.




                           Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, American Financial Enterprises, Inc. has duly caused this Report to be signed on its behalf by the undersigned duly authorized.


                                   American Financial Enterprises, Inc.



May 12, 1997                       BY: FRED J. RUNK
                                       Fred J. Runk
                                       Vice President and Treasurer