Form 10-Q
period 1997-06-30
AMERICAN FINANCIAL ENTERPRISES INC /CT/
filed 1997-08-13
CIK 319157

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549


                              FORM 10-Q


       Quarterly Report Pursuant to Section 13 or 15(d) of the
                   Securities Exchange Act of 1934


For the Quarterly Period Ended                      Commission File
June 30, 1997                                       No. 1-8013



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



As of August 1, 1997, there were 13,617,521 shares of the Registrant's Common Stock outstanding.

              AMERICAN FINANCIAL ENTERPRISES, INC. 10-Q
                                PART I
                        FINANCIAL INFORMATION

                 AMERICAN FINANCIAL ENTERPRISES, INC.
                            BALANCE SHEET
                        (Dollars in Thousands)


                                                     June 30,   December 31,
                                                        1997           1996
            Assets

Cash and short-term investments                     $ 65,873       $ 59,939
Investment in affiliates:
  American Financial Group, Inc.                     424,263        397,421
  American Annuity Group, Inc.                        47,760         43,237
Other equities - at market (cost - $7,368)             8,968          5,168
Other assets                                             442            499

                                                    $547,306       $506,264


    Liabilities and Shareholders' Equity

Accounts payable, accrued expenses and
  other liabilities                                 $  2,130       $  1,230
Payable to American Financial Corporation             93,929         80,935
                                                      96,059         82,165

Shareholders' Equity:
  Preferred Stock, none issued                          -              -
  Common Stock, $1 par value
    - 20,000,000 shares authorized
    - 13,410,036 and 13,291,117 shares outstanding
                                                      13,410         13,291
Capital surplus                                      116,666        114,106
  Retained earnings                                  282,749        278,802
  Net unrealized gain on marketable
    securities, net of deferred income taxes          38,422         17,900
      Total Shareholders' Equity                     451,247        424,099

                                                    $547,306       $506,264

             AMERICAN FINANCIAL ENTERPRISES, INC. 10-Q

                AMERICAN FINANCIAL ENTERPRISES, INC.
                       STATEMENT OF EARNINGS
               (In Thousands, Except Per Share Data)

                                          Three months ended      Six months ended
                                                June 30,                June 30,
                                              1997      1996        1997      1996
Income:
  Equity in net earnings of affiliates:
    American Financial Group, Inc.          $ -       $5,929     $  -      $14,550
    American Annuity Group, Inc.             1,751     1,575       3,423     3,018
    Citicasters Inc.                          -          610        -          490
  Dividend and interest income               3,370        30       6,644        53
                                             5,121     8,144      10,067    18,111

Costs and Expenses:
  Interest charges on borrowed money          -          315        -          630
  Administrative and general expenses          758       386       1,514       788
                                               758       701       1,514     1,418

Earnings before federal income taxes and
  extraordinary items                        4,363     7,443       8,553    16,693
Provision for federal income taxes             917     1,996       1,774     4,624

Earnings before extraordinary items          3,446     5,447       6,779    12,069

Extraordinary items - share of affiliates'
  losses on prepayment of debt, net of
  tax benefit of $525 and $915                -         (974)       -       (1,699)

Net Earnings                                $3,446    $4,473     $ 6,779   $10,370


Average number of Common Shares             13,357    13,291      13,324    13,291

Earnings (loss) per Common Share:
  Before extraordinary items                  $.26      $.41        $.51      $.91
  Extraordinary items                          -        (.07)        -        (.13)
  Net earnings                                $.26      $.34        $.51      $.78

Cash dividends per Common Share               $.10      $.10        $.20      $.20

              AMERICAN FINANCIAL ENTERPRISES, INC. 10-Q

                 AMERICAN FINANCIAL ENTERPRISES, INC.
                       STATEMENT OF CASH FLOWS
                            (In Thousands)


                                                         Six months ended
                                                              June 30,
                                                           1997      1996
Operating Activities:
  Net earnings                                          $ 6,779   $10,370
  Adjustments:
    Extraordinary items - share of affiliates'
      losses on prepayment of debt                         -        1,699
    Equity in net earnings of affiliates                 (3,423)  (18,058)
    Cash dividends from equity method affiliates           -        4,976
    Increase in payable to affiliates                     1,774     4,927
    Other, net                                              957       223
                                                          6,087     4,137

Financing Activities:
  Repayments of borrowings from affiliates                 -          (67)
  Exercise of stock options                               2,512      -
  Cash dividends paid                                    (2,665)   (2,658)
                                                           (153)   (2,725)

Net Increase in Cash and Short-term Investments           5,934     1,412

Cash and short-term investments at beginning of period   59,939       506

Cash and short-term investments at end of period        $65,873   $ 1,918

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

   At June 30, 1997, American Financial Group, Inc. ("AFG") owned
   10,981,429 shares (82%) of AFEI's outstanding Common Stock.

   In July 1997, AFEI entered into an agreement with AFG under which all shares of AFEI Common Stock not owned by AFG would be exchanged on a one-for-one basis for AFG common stock or $37.00 per AFEI share in cash and AFEI would become wholly-owned. The transaction is structured to be tax-free to AFEI shareholders who receive only new stock and is subject to the approval by holders of two-thirds of AFEI's shares other than AFG or AFG's officers, directors or associates.

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

   Investment in American Financial Group AFEI owned 10.0 million shares (13%) of AFG common stock at June 30, 1997. Since AFEI and AFC are AFG subsidiaries, AFG does not report shares owned by them as outstanding for financial reporting purposes. AFEI (and AFC) receive dividends paid on AFG common stock; however, their shares generally will not be eligible to be voted as long as AFEI (and
   AFC) are owned by AFG. The market value of AFEI's investment in AFG was $424 million and $376 million at June 30, 1997 and December 31, 1996, respectively. The book value (cost plus equity in net earnings through December 31, 1996) of AFEI's investment in AFG was $374 million at June 30, 1997. AFG's subsidiaries operate primarily in specialty and multi-line property and casualty insurance and the sale of tax-deferred annuities.

   Summarized financial information for AFG (for the period it was accounted for under the equity method) follows (in millions):

                                            Six months ended
                                               June 30, 1996
     Revenues                                       $2,063.7
     Earnings Before Extraordinary Items               139.5
     Extraordinary Items - Loss
       on Debt Prepayments                             (17.5)
     Net Earnings                                      122.0

   Investment in American Annuity Group AFEI owned 4.2 million shares (10%) of American Annuity common stock at June 30, 1997. The market value of AFEI's investment in American Annuity was $76 million and $60 million at June 30, 1997 and December 31, 1996, respectively. American Annuity is engaged in the sale of tax-deferred annuities and certain life and health insurance.

   Summarized financial information for American Annuity follows (in millions):

                                            Six months ended
                                                June 30,
                                             1997       1996
       Revenues                            $304.2     $289.9
       Income Before Extraordinary Item      35.7       31.0
       Extraordinary Item - Loss on
         Debt Prepayments                      -        (4.3)
       Net Income                            35.7       26.7

   Investment in Citicasters In September 1996, AFEI sold its investment in Citicasters to Jacor Communications for approximately $76 million in cash plus warrants to purchase Jacor common stock.

               AMERICAN FINANCIAL ENTERPRISES, INC. 10-Q

C. Payable to American Financial Corporation AFEI's payable to AFC at June 30, 1997 and December 31, 1996 represents primarily tax payments due under AFEI's tax agreement and deferred taxes on AFEI's net unrealized gain on marketable securities.

   AFEI has a $20 million credit agreement with an AFC subsidiary which expires in December 1997. Borrowings bear interest at rates 1/8th of 1% below AFEI's bank line rates. All other terms are similar to those in the bank line agreement. Maximum aggregate borrowings under the two lines may not exceed $25 million at any one time. AFEI had no borrowings under this agreement at June 30, 1997 or December 31, 1996.

D. Bank Line Agreement AFEI has a revolving credit agreement under which it may borrow a maximum of $20 million through December 1997. Loans under the line of credit bear interest at rates approximating prime and are collateralized by a pledge of AFG common stock having a market value of two times the amount borrowed under the line. The lender charges an annual fee of 1/4% of the unused portion of the line of credit. There was no outstanding balance under the bank line at June 30, 1997 or December 31, 1996.

E. Shareholders' Equity During the second quarter of 1997, options for 125,000 shares of AFEI Common Stock were exercised for aggregate proceeds of $2.7 million (including 6,081 AFEI Common Shares received in lieu of cash).

   At June 30, 1997, there were 337,500 shares of AFEI Common Stock reserved for issuance upon exercise of stock options (most of which were exercised in July).

   The components of AFEI's net unrealized gain on marketable securities were as follows (in millions):

                                               June 30,  December 31,
                                                  1997          1996

     American Financial Group common stock       $50.3        $  -
     Other equities                                1.6         (2.2)
     Equity in affiliates' net unrealized gains:
       American Annuity Group                      7.2           6.1
       American Financial Group                     -           23.5
                                                  59.1          27.4
     Deferred taxes                               20.7           9.5

     Net unrealized gain                         $38.4         $17.9

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

Since March 1995, AFEI has paid quarterly dividends of $1.3 million ($.10 per share). Additionally, AFEI paid a special dividend in December 1995 of $2.0 million or $.15 per share.

RESULTS OF OPERATIONS

Affiliates Since AFEI's basis in certain assets and liabilities of affiliates differs from amounts reported by these companies, adjustments are made to AFEI's share of affiliate earnings. The following table presents the significant amounts used in calculating AFEI's equity in net earnings of affiliates for the six months ended June 30 (in millions):

                                                AFG         American Annuity    Citicasters
                                          1997(a)   1996      1997      1996        1996(b)
  Affiliate earnings before
    extraordinary items                 $124.4    $139.5     $35.7     $31.0        $4.7

  AFEI's share of affiliate earnings              $ 18.1     $ 3.4     $ 3.0        $0.6
  Basis adjustments, including
    amortization of goodwill                        (3.5)       -         -         (0.1)

  Equity in net earnings of affiliates
    as shown in Statement of Earnings             $ 14.6     $ 3.4     $ 3.0        $0.5

  (a) In light of the proposed transaction under which AFEI would become wholly-owned, AFEI suspended accounting for AFG under the equity method in January 1997. See Note A to the financial statements.
  (b)  AFEI sold its Citicasters shares in September 1996.

Dividend and Interest Income Dividends of $2.5 million received from AFG in the first and second quarters of 1997 were included in dividend and interest income. Dividends of $2.5 million received from AFG for the same periods of 1996 were recorded as reductions in AFEI's investment in AFG under the equity method of accounting.

Interest Expense Interest expense for 1996 represents interest on borrowings under AFEI's credit agreement with an AFC subsidiary which were repaid in September 1996.

Administrative and General Expenses Administrative and general expenses for the second quarter and six months of 1997 increased due primarily to an increase in franchise taxes.

Income Taxes The provision for income taxes reflects the effects of deductions relating to affiliate dividends.

NEW TAX LEGISLATION New federal tax legislation was signed into law in August 1997. Management believes the legislation will not have a material effect on AFEI's financial condition or results of operations.

              AMERICAN FINANCIAL ENTERPRISES, INC. 10-Q
                               PART II
                          OTHER INFORMATION


                                ITEM 1

                          Legal Proceedings

A lawsuit was filed following the April 23, 1997 public announcement of a proposal whereby AFG would acquire the AFEI Common Stock not owned by AFG. See Note A to the Financial Statements. The lawsuit names AFG, AFEI and six of AFEI's directors as defendants, alleges that the price offered in the proposal for AFEI's Common Stock is inadequate, and seeks to temporarily or permanently enjoin any transaction, or, alternatively, seeks recision or compensatory damages. The class action complaint was filed in Superior Court in Hartford, Connecticut, as Harry Lewis v. Carl H. Lindner, et al. The defendants have filed a motion to dismiss based on Connecticut law "prior demand" requirements and cases and statutes which would hold or indicate that appraisal is the sole remedy which would be available to plaintiffs in this instance. Management believes that the suit is without merit and intends to contest it vigorously.


                                ITEM 6

                   Exhibits and Reports on Form 8-K

(a) Exhibit 27 - Financial Data Schedule - Included in Report filed electronically with the Securities and Exchange Commission.

(b)  Report on Form 8-K:

        Date of Report     Item Reported
        July 14, 1997      Merger Agreement with AFG






                           Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, American Financial Enterprises, Inc. has duly caused this Report to be signed on its behalf by the undersigned duly authorized.


                                   American Financial Enterprises, Inc.



August 12, 1997                    BY: FRED J. RUNK
                                       Fred J. Runk
                                       Vice President and Treasurer