Form 10-Q
period 1997-09-30
AMERICAN FINANCIAL ENTERPRISES INC /CT/
filed 1997-11-14
CIK 319157

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549


                              FORM 10-Q


       Quarterly Report Pursuant to Section 13 or 15(d) of the
                   Securities Exchange Act of 1934


For the Quarterly Period Ended                      Commission File
September 30, 1997                                  No. 1-8013



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



As of November 1, 1997, there were 13,617,521 shares of the Registrant's Common Stock outstanding.

              AMERICAN FINANCIAL ENTERPRISES, INC. 10-Q
                                PART I
                        FINANCIAL INFORMATION

                 AMERICAN FINANCIAL ENTERPRISES, INC.
                            BALANCE SHEET
                        (Dollars in Thousands)


                                                   September 30,  December 31,
                                                           1997          1996
            Assets

Cash and short-term investments                        $ 75,479      $ 59,939
Investment in affiliates:
  American Financial Group, Inc.                        442,926       397,421
  American Annuity Group, Inc.                           53,704        43,237
Other equities - at market (cost - $4,855 and $7,368)     7,355         5,168
Other assets                                                202           499

                                                       $579,666      $506,264


    Liabilities and Shareholders' Equity

Accounts payable, accrued expenses and
  other liabilities                                    $  3,509      $  1,230
Payable to American Financial Corporation               103,277        80,935
                                                        106,786        82,165

Shareholders' Equity:
  Preferred Stock, none issued                             -             -
  Common Stock, $1 par value
    - 20,000,000 shares authorized
    - 13,617,521 and 13,291,117 shares outstanding       13,618        13,291
  Capital surplus                                       120,963       114,106
  Retained earnings                                     284,246       278,802
  Net unrealized gain on marketable
    securities, net of deferred income taxes             54,053        17,900
      Total Shareholders' Equity                        472,880       424,099

                                                       $579,666      $506,264

             AMERICAN FINANCIAL ENTERPRISES, INC. 10-Q

                AMERICAN FINANCIAL ENTERPRISES, INC.
                       STATEMENT OF EARNINGS
               (In Thousands, Except Per Share Data)

                                             Three months ended     Nine months ended
                                                September 30,          September 30,
                                               1997        1996        1997       1996
Income:
  Equity in net earnings of affiliates:
    American Financial Group, Inc.           $ -        $ 9,840     $  -       $24,390
    American Annuity Group, Inc.              1,596       1,678       5,019      4,696
    Citicasters Inc.                           -           -           -           490
  Realized gains on sales of securities       1,093        -          1,093       -
  Gains on sales of affiliate                  -         57,648        -        57,648
  Dividend and interest income                3,513         137      10,157        190
                                              6,202      69,303      16,269     87,414

Costs and Expenses:
  Interest charges on borrowed money           -            277        -           907
  Administrative and general expenses         1,690         578       3,204      1,366
                                              1,690         855       3,204      2,273

Earnings before federal income taxes and
  extraordinary items                         4,512      68,448      13,065     85,141
Provision for federal income taxes              969      23,348       2,743     27,972

Earnings before extraordinary items           3,543      45,100      10,322     57,169

Extraordinary items - share of affiliates'
  losses on prepayment of debt, net of
  tax benefit                                   (99)       (762)        (99)    (2,461)

Net Earnings                                 $3,444     $44,338     $10,223    $54,708


Average number of Common Shares              13,609      13,291      13,419     13,291

Earnings (loss) per Common Share:
  Before extraordinary items                  $ .26       $3.39        $.77      $4.30
  Extraordinary items                          (.01)       (.05)       (.01)      (.18)
  Net earnings                                $ .25       $3.34        $.76      $4.12

Cash dividends per Common Share                $.10        $.10        $.30       $.30

              AMERICAN FINANCIAL ENTERPRISES, INC. 10-Q

                 AMERICAN FINANCIAL ENTERPRISES, INC.
                       STATEMENT OF CASH FLOWS
                            (In Thousands)


                                                         Nine months ended
                                                           September 30,
                                                           1997      1996
Operating Activities:
  Net earnings                                          $10,223   $54,708
  Adjustments:
    Extraordinary items - share of affiliates'
      losses on prepayment of debt                           99     2,461
    Equity in net earnings of affiliates                 (5,019)  (29,576)
    Realized gains on sale of securities                 (1,093)     -
    Gains on sales of affiliate                            -      (57,648)
    Cash dividends from equity method affiliates           -        7,465
    Increase in payable to affiliates                     2,743    27,961
    Other, net                                            2,576       281
                                                          9,529     5,652

Investing Activities:
  Sales of equity securities                              3,606      -
  Sale of affiliate                                        -       75,599
                                                          3,606    75,599

Financing Activities:
  Repayments of borrowings from affiliates                 -      (19,667)
  Exercise of stock options                               6,432      -
  Cash dividends paid                                    (4,027)   (3,987)
                                                          2,405   (23,654)

Net Increase in Cash and Short-term Investments          15,540    57,597

Cash and short-term investments at beginning of period   59,939       506

Cash and short-term investments at end of period        $75,479   $58,103

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

   At September 30, 1997, American Financial Group, Inc. ("AFG") owned 10,986,429 shares (81%) of AFEI's outstanding Common Stock.

   In July 1997, AFEI entered into an agreement with AFG under which all shares of AFEI Common Stock not owned by AFG would be exchanged on a one-for-one basis for AFG common stock or $37.00 per AFEI share in cash and AFEI would become wholly-owned. The transaction is structured to be tax-free to AFEI shareholders who receive only new stock and is subject to the approval by holders of two-thirds of AFEI's shares other than AFG or AFG's officers, directors or associates. The shareholders' meeting to approve this transaction is scheduled for December 2, 1997.

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

   Investment in American Financial Group AFEI owned 10.0 million shares (13%) of AFG common stock at September 30, 1997. Since
   AFEI and AFC are AFG subsidiaries, AFG does not report shares owned by them as outstanding for financial reporting purposes.
   AFEI (and AFC) receive dividends paid on AFG common stock;
   however, their shares generally will not be eligible to be voted as long as AFEI (and AFC) are owned by AFG. The market value of AFEI's investment in AFG was $443 million and $376 million at September 30, 1997 and December 31, 1996, respectively. The book value (cost plus equity in net earnings through December 31, 1996) of AFEI's investment in AFG was $374 million at September 30, 1997. AFG's subsidiaries operate primarily in specialty and multi-line property and casualty insurance and the sale of tax-deferred annuities.

   Summarized financial information for AFG (for the period it was accounted for under the equity method) follows (in millions):

                                                Nine months ended
                                               September 30, 1996
     Revenues                                            $3,227.2
     Earnings Before Extraordinary Items                    261.1
     Extraordinary Items - Loss
       on Debt Prepayments                                  (25.9)
     Net Earnings                                           235.2

   Investment in American Annuity Group AFEI owned 4.2 million shares (10%) of American Annuity common stock at September 30, 1997. The market value of AFEI's investment in American Annuity was $91 million and $60 million at September 30, 1997 and December 31, 1996, respectively. American Annuity is engaged in the sale of tax-deferred annuities and certain life and health insurance.

   Summarized financial information for American Annuity follows (in millions):

                                                Nine months ended
                                                  September 30,
                                                  1997       1996
       Revenues                                 $465.9     $435.8
       Income Before Extraordinary Item           52.1       48.1
       Extraordinary Item - Loss on
         Debt Prepayments                         (1.5)      (6.0)
       Net Income                                 50.6       42.1

   Investment in Citicasters In September 1996, AFEI sold its investment in Citicasters to Jacor Communications for approximately $76 million in cash plus warrants to purchase Jacor common stock. AFEI realized a pretax gain of approximately
   $57 million on the sale.

             AMERICAN FINANCIAL ENTERPRISES, INC. 10-Q

C. Payable to American Financial Corporation AFEI's payable to AFC at September 30, 1997 and December 31, 1996 represents primarily tax payments due under AFEI's tax agreement and deferred taxes on AFEI's net unrealized gain on marketable securities.

   AFEI has a $20 million credit agreement with an AFC subsidiary which expires in December 1997. Borrowings bear interest at rates 1/8th of 1% below AFEI's bank line rates. All other terms are similar to those in the bank line agreement. Maximum aggregate borrowings under the two lines may not exceed $25 million at any one time. AFEI had no borrowings under this agreement at September 30, 1997 or December 31, 1996.

D. Bank Line Agreement AFEI has a revolving credit agreement under which it may borrow a maximum of $20 million through December 1997. Loans under the line of credit bear interest at rates approximating prime and are collateralized by a pledge of AFG common stock having a market value of two times the amount borrowed under the line. The lender charges an annual fee of 1/4% of the unused portion of the line of credit. There was no outstanding balance under the bank line at September 30, 1997 or December 31, 1996.

E. Shareholders' Equity During the second and third quarters of 1997, options for 352,000 shares of AFEI Common Stock were exercised for aggregate proceeds of $7.4 million (including 26,096 AFEI Common Shares received in lieu of cash).

   At September 30, 1997, there were 110,000 shares of AFEI Common Stock reserved for issuance upon exercise of stock options.

   The components of AFEI's net unrealized gain on marketable securities were as follows (in millions):

                                              September 30,  December 31,
                                                      1997          1996

     American Financial Group common stock           $69.0         $  -
     Other equities                                    2.5          (2.2)
     Equity in affiliates' net unrealized gains:
       American Annuity Group                         11.7           6.1
       American Financial Group                         -           23.5
                                                      83.2          27.4
     Deferred taxes                                   29.1           9.5

     Net unrealized gain                             $54.1         $17.9

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

In September 1996, AFEI sold its investment in Citicasters for approximately $76 million and repaid the $19.9 million owed under its credit line with an AFC subsidiary.

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

RESULTS OF OPERATIONS

Affiliates Since AFEI's basis in certain assets and liabilities of affiliates differs from amounts reported by these companies, adjustments are made to AFEI's share of affiliate earnings. The following table presents the significant amounts used in calculating AFEI's equity in net earnings of affiliates for the nine months ended September 30 (in millions):

                                                     AFG           American Annuity     Citicasters
                                               1997(a)    1996       1997      1996         1996(b)
  Affiliate earnings before
    extraordinary items                      $158.1     $261.1      $52.1     $48.1         $4.7

  AFEI's share of affiliate earnings                    $ 33.9      $ 5.0     $ 4.7         $0.6
  Basis adjustments, including amortization
    of goodwill                                           (9.5)        -         -          (0.1)

  Equity in net earnings of affiliates
    as shown in Statement of Earnings                   $ 24.4      $ 5.0     $ 4.7         $0.5

  (a) In light of the proposed transaction under which AFEI would become wholly-owned, AFEI suspended accounting for AFG under the equity method in January 1997. See Note A to the financial statements.
  (b) AFEI sold its Citicasters shares in September 1996. For 1996, affiliate earnings represent Citicasters' results through June 30.

Dividend and Interest Income Dividends of $7.5 million received from AFG during the first nine months of 1997 were included in dividend and interest income. Dividends of $7.5 million received from AFG for the same period of 1996 were recorded as reductions in AFEI's investment in AFG under the equity method of accounting.

Gains on Sales of Affiliate Gains on sales of affiliate in 1996 represent gains on the disposal of Citicasters shares.

Interest Expense Interest expense for 1996 represents interest on borrowings under AFEI's credit agreement with an AFC subsidiary which were repaid in September 1996.

Administrative and General Expenses Administrative and general expenses for the third quarter and nine months of 1997 increased due primarily to an increase in franchise taxes.

Income Taxes The provision for income taxes reflects the effects of deductions relating to affiliate dividends.

              AMERICAN FINANCIAL ENTERPRISES, INC. 10-Q
                               PART II
                          OTHER INFORMATION


                               ITEM 1

                          Legal Proceedings

A lawsuit was filed following the April 23, 1997 public announcement of a proposal whereby AFG would acquire the AFEI Common Stock not owned by AFG. See Note A to the Financial Statements. The lawsuit named AFG, AFEI and six of AFEI's directors as defendants, alleged that the price offered in the proposal for AFEI's Common Stock is inadequate, and seeks to temporarily or permanently enjoin any transaction, or, alternatively, seeks recision or compensatory damages. The class action complaint was filed in Superior Court in Hartford, Connecticut, as Harry Lewis v. Carl H. Lindner, et al. The defendants filed a motion to dismiss based on Connecticut law "prior demand" requirements and cases and statutes which would hold or indicate that appraisal is the sole remedy which would be available to plaintiffs in this instance. While defendants' motion to dismiss was pending, Mr. Lewis passed away. The administrator of his estate has decided not to proceed with this action either as a plaintiff or as a class representative. On September 24, 1997, counsel for plaintiffs filed a motion for approval of withdrawal of class action.


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

                                   American Financial Enterprises, Inc.



November 13, 1997                  BY: FRED J. RUNK
                                       Fred J. Runk
                                       Vice President and Treasurer